Form 10-Q
period 2008-06-30
Global Warming Solutions, Inc.
filed 2008-10-07
CIK 1430300

U.S. Securities and Exchange Commission

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

For the transition period from N/A to N/A

____________________

Commission File No.

____________________

GLOBAL WARMING SOLUTIONS, INC.

(Exact Name of Registrant as specified in its charter)

Oklahoma

73-1561189

State of Incorporation

IRS Employer Identification No.

1200 Smith Street, Suite 1600 Houston, Texas 77002-4403
(Address of principal executive offices)

(713) 353-4676

(Registrant’s telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:  Yes   ☐     No   ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non–accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b–2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non–Accelerated filer  ☐  Small Business Issuer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 7, 2008
Common stock, $0.001 par value	63,605,000

GLOBAL WARMING SOLUTIONS, INC.

INDEX TO FORM 10-Q FILING

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

CERTIFICATIONS

Exhibit 31 – Management certification……………………………………………………...25-28

Exhibit 32 – Sarbanes-Oxley Act…………………………………………………………….29-30

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

GLOBAL WARMING SOLUTIONS, INC.

 (A Development Stage Company)

BALANCE SHEETS

	June 30, 2008 (unaudited)	December 31, 2007
ASSETS
Current Assets
Cash	$66,478	$157,061
Total Current Assets	66,478	157,061
Other Assets
Hybrid Engine	512,750	512,750
Total Other Assets	512,750	512,750
Total Assets	$579,288	$669,811
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Convertible Note Payable	$-	$-
Total Liabilities	-	-
STOCKHOLDERS’ EQUITY
100,000,000 common shares authorized, $0.001 par value, 63,605,000 and 62,505,000 shares issued and December 31, 2007 respectively	63,605	62,505
Additional Paid in Capital	1,861,145	982,245
Deficit Accumulated During Development Stage	(1б345,522)	(374,939)
Total Stockholders’ Equity	579,228	669,811
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$579,228	$669,811

GLOBAL WARMING SOLUTIONS, INC.

 (A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30, 2008	For the Three Months Ended June 30, 2007	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2007	From Inception March 1, 1999 through June 30, 2008
REVENUES:
Revenues	$-	$-	$-	$-	$-
Total Revenues	-	-	-	-	-
Operating Expenses:
Administrative Expense	34,836	227,000	90,583	227,000	465,522
Wave technology	800,000	-	800,000	-	800,000
Service expenses	-	-	80,000	-	80,000
Total Expenses	834,836	227,000	970,583	227,000	1,345,522
Loss Before Income Taxes	(834,836)	(227,000)	(970,583)	(227,000)	(1,345,522)
Provision for Income Taxes	-	-	-	-	-
Net (Loss)	$(834,836)	$(227,000)	$(970,583)	$(227,000)	$(1,345,522)
Basic and Diluted Earnings (Loss) per Share	$(0.01)	$(0.00)	$(0.02)	$(0.01)
Weighted Average Number of Common Shares	62,824,780	46,808,066	63,251,703	23,841,033

GLOBAL WARMING SOLUTIONS, INC.

 (A Development Stage Company)

STATEMENT OF CASH FLOWS

(Unaudited)

	For the Three Months Ended June 30, 2008	For the Six Months Ended June 30, 2008	From Inception March 1, 1999 through June 30, 2008
OPERATING ACTIVITIES:
Net loss	$(970,583)	$(55,000)	$(1,345,522)
Stock issued for wave technology	800,000	-	800,000
Stock issued for services	80,000	-	142,000
TOTAL CASH FLOW USED IN OPERATING ACTIVITIES	(90,583)	(55,000)	(403,522)
INVESTING ACTIVITIES:
Net cash used in investing activities
Hybrid Engine	-	-	(75,000)
TOTAL CASH FLOW FROM INVESTING ACTIVITIES	-	-	(75,000)
FINANCING ACTIVITIES:
Proceeds from convertible note payable	-	-	220,000
Proceeds from issuance of Common Stock	-	55,000	325,000
TOTAL CASH FLOW FROM FINANCING ACTIVITIES	-	55,000	545,000
Net increase in cash	(90,583)	-	66,478
Cash at beginning of period	157,061	-	-
Cash at end of period	$66,478	$-	$66,478
Supplemental Information
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-
Non Cash Transactions:
Repayment of debt through issuance of common stock	$-	$-	$220,000
Stock issued for technology	$800,000	$-	$1,237,750

GLOBAL WARMING SOLUTIONS, INC.

 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2008

1.

DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Global Warming Solutions, Inc. (“the Company”) (formerly Southern Investments Inc.) is a development stage company incorporated in the State of Oklahoma in March 1999.  The Company has had minimal operations since its inception.

The Company’s main activities have been organizational, directed at acquiring its principal assets, raising its initial capital and developing its business plan.  The Company’s intended business is to develop and commercialize technologies that help mitigate Global Warming and its effect on our planet.  The Company targets three areas that help reduce the extent of Global Warming and fight issues that have arisen in consequence: Clean Energy, Carbon Control and Water Purification.  Current climate models predict that global temperatures will rise sharply over the next century.  The increase in temperatures can be slowed or eliminated by decreasing the amounts of greenhouse gases released into the Earth’s atmosphere.  Global Warming Solutions, Inc. seeks to leverage its experience and management to help make a difference in the fight for climate control.

The accompanying unaudited condensed consolidated financial statements of Global Warming Solutions, Inc. have been prepared in accordance with generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission, and are unaudited. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the six month period ended June 30, 2008, may not be indicative of the results for the entire year. These financial statements should be read in conjunction with the Company’s Form 10/A filed with the SEC on July 8, 2008.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes.  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards.  Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be not realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Stock-based Compensation

In December 2004, FASB issued SFAS No. 123R, “Share Based Payment.” SFAS No 123R establishes the accounting for grants of stock options and other transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  SFAS No. 123R (1) revises SFAS No. 123, “Accounting for Stock-Based Compensation,”  (2)  supersedes Accounting Principles Bulletin (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and (3) establishes fair value as the measurement objective for share-based payment transactions

Basic and diluted net loss per Share

Net loss per share is calculated in accordance with the Statement of Financial Accounting Standards No. 128 (SFAS No 128), “Earnings Per Share.”  Basic net loss per share is based upon the weighted average number of common shares outstanding.  Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised.  Dilution is computed by applying the treasury stock method.  Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later) and as funds obtained thereby were used to purchase common stock at the average market price during the period.

Development Stage Enterprise

The Company is a development stage enterprise, as defined in Financial Accounting Standards Board No. 7.  The Company’s planned principal operations have not fully commenced.

3.

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred net losses from inception to June 30, 2008 of $1,345,522.

Losses are expected to continue for the immediate future.  In addition, the Company’s cash flow requirements have been met by the generation of capital through private placements of the Company’s common stock and loans.  Assurance cannot be given that this source of financing will continue to be available to the Company and demand for the Company’s equity instruments will be sufficient to meet its capital needs.  However; the company is in process of following through with its business plan with sufficient capital at present to meet its business plan.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet it’s obligations on a timely basis, to retain its current financing, to obtain additional financing, and ultimately to generate revenues.

4.

PROVISION FOR INCOME TAXES

Income taxes are provide for in accordance with Statement of Financial Accounting Standard No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss Carryforwards. Deferred tax expense (benefit) results from the net change during the year of the deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

As of June 30, 2008 the Company’s federal and state net operating loss carryforwards were approximately $1,345,522, and expire through 2026.

The Company’s tax expense (benefit) differed from the statutory rate primarily due to the net operating losses.

5.

SHAREHOLDERS’ EQUITY

Effective March 1999, 1,740,000 shares outstanding against the predecessor company, Southern Investments, Inc

August 2, 2006 7,000,000 shares were issued to John Leo for $7,000 consulting services rendered.

August 3, 2006, Alex Gordeyev acquired 7,000,000 shares from John Leo for a price of $220,000.

August 3, 2006, Southern Investments Inc. entered into a convertible note with an investor for $220,000.

April 15, 2007, Southern Investments, Inc. acquires Global Warming Technologies, Inc. for 55,000,000 shares.  Pursuant to the agreement, on May 22, 2007, the Company effected a 1:10 reverse split and the company’s name is changed to Global Warming Solutions, Inc. The 55,000,000 shares are issued to the new owners, pro-rata:  Dr. Vladimir Vasilenko = 52,250,000 shares; Dr. Dmitry Kosynkin= 1,250,000 shares; Dr. AlexanderKornaraki= 1,250,000 shares.

July 6, 2007 Company sells 37,500 restricted shares of common stock for cash in the amount of $75,000,  or $2 per share.

July 10, 2007, Company acquires GEM Hybrid Engine for $75,000 cash and 218,500 shares of restricted common stock.

July, 30, 2007 REG S Offering, Company sells 125,000 restricted shares of common stock for  $250,000, or $2 per share.

August 3, 2007, the debenture holders opt to convert their debenture into common shares.  The $220,000 debenture is converted at $0.04 per share to 5,500,000 shares.

Per an agreement dated November 20, 2007, on January 10, 2008, the Company acquired Wave Engine technology from Art Madotov, for 1,000,000 shares of common stock. The Company estimated the value of the technology at $800,000 based on the closing stock price on the date of the agreement. The technology has been recorded as an expense in the current period as there is no assurance that the Company will receive any future benefit from the technology.

March 15, 2008, the Company issued 100,000 shares of common stock to Mr. Nino Adamo, the European Sales Manager. In relation to the issuance, the Company has recorded service expense of $80,000, which approximates the fair value of the shares on the date the agreement was entered into.

ITEM 1A - RISK FACTORS

We are subject to various risks that may materially harm our business, financial condition and results of operations. You should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase our common stock. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed. In that case, the trading price of our common stock could decline and you could lose all or part of your investment.

We Have No Revenues And May Not Become Profitable

The Company has not generated any revenues from operations and does not currently have any products ready to go to market from which revenues can be generated. There can be no assurance that the Company will generate revenues in the future or that we will be able to generate sufficient cash flow to meet our expenses.  Although management believes in the profit potential of the business model, there can be no assurance our results of operations or business strategy will achieve significant revenue or profitability.

Limited Operating History Makes An Evaluation Of Our Business Difficult

We have limited operating history which makes it difficult to evaluate our current business model and prospects or to accurately predict future revenues or results of operations. The business model and, accordingly, the revenue and income potential are not fully proven. In addition, the Company is subject to risks and difficulties frequently encountered by early-stage operations. Future operations are subject to market conditions and management’s ability to manage growth. There can be no assurance that we will be able to adapt to these factors and our failure to do so will adversely affect our operations.

We Are Dependent Upon Financing To Fund Our Operations, And If We Are Unable To Obtain Additional Capital We May Have No Operations

We need to raise capital, in order to support the operating plan for the next twelve (12) months.  After this time period, we may need to raise additional financing.  We may not be able to obtain such financing on terms favorable to the Company, if at all. If adequate funds are not available, management may have to curtail or cease operations, which would materially harm the business and financial results. To the extent we raise additional funds through further issuances of equity or convertible debt or equity securities, our existing stockholders could suffer significant dilution, and any new equity securities that may be issued could have rights, preferences and privileges superior to those of holders of our common stock. Furthermore, any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities.

We Could Lose Customers And Revenues To New Or Existing Competitors

Competition from other providers of similar products is expected to develop in the future. Many of our competitors and/or potential competitors may be larger companies with substantial resources. These companies may offer products that are more desirable or less expensive than any that we intend to market. They may also promote and market these services more successfully than we promote and market ours.

Dependence On Key Personnel

The success of the Company is dependent on the efforts and abilities of its founders, officers and directors. The loss of the services of these individuals would have a materially adverse effect on our business; operating results and financial condition (see “Management”). We intend to enter into employment contracts with officers and key employees to insure continuity of management (see “Management”).

Our Ability To Achieve Or Maintain Profitability Will Be Constrained If We Do Not Effectively Manage Our Anticipated Expansion Of Operations

Our management and operations are likely to be strained by the anticipated growth of the Company. To compete effectively and to manage future growth, we must improve our financial and management controls, reporting systems and procedures on a timely basis. We must also expand, train and manage our employee base. If we are not successful in managing our operations, our ability to achieve or maintain profitability may be harmed.

Ability To Implement And Manage Growth Strategy

The Company plans on expanding the products its sells, and the areas in which it does so.  Implementation of our growth strategy may impose significant strain on our management, operating systems and financial resources. Failure by the Company to manage its growth, or unexpected difficulties encountered during expansion, could have a materially adverse impact on our results of operations or financial condition.  Our ability to continue to operate our business depends upon a number of factors, including (i) generating sufficient funds from operations, (ii) our executive management team and our financial and accounting controls, and (iii) staffing, training and retaining skilled on-site management personnel. Certain of these factors are beyond our control and may be affected by the economy or actions taken by competing companies. Further, there can be no assurance that our market analysis and proprietary business data will continue to support our current marketing plans.

We intend to expand our service distribution channels rapidly and plan to continue to expand. This expansion will create significant demands on our administrative, operational and financial personnel and other resources. Additional expansion in existing or new markets could strain these resources and increase our need for capital. Our personnel, systems, procedures and controls may not be adequate to support further expansion.

Competition

The market for global warming solutions is highly competitive and rapidly evolving, resulting in a dynamic competitive environment with several dominant national and multi-national leaders.  The Company will have to compete with established companies that likely have substantially greater financial, marketing, technical and human resource capabilities.  Such competition may be able to undertake more extensive marketing campaigns, adopt more aggressive distribution policies and make more attractive offers to potential clients.  The Company expects competition to persist and intensify in the future.

While the Company believes that its products will have significant advantages over competing products, competitors could independently develop similar or superior designs, processes or products. There is no assurance that others will not develop equivalent or better proprietary platforms and processes, which could materially adversely affect the Company’s business, financial condition and results of operations.

Conflicts of Interest

Our current Officers hold all of the seats on our Board of Directors (the “Board”). Consequently, they will be in a position to control their own compensation and to approve affiliated transactions, if any. Although our Officers intend to act fairly and in full compliance with their fiduciary obligations, there can be no assurance that they will not, as a result of the conflict of interest described above, possibly enter into arrangements under terms less favorable than could have obtained had the Company been dealing with unrelated persons.

No Dividends Anticipated To Be Paid

There can be no assurance that the proposed operations of the Company will result in any revenues or that we will ever be profitable. We have not paid any cash dividends since our inception and do not anticipate paying cash dividends in the foreseeable future. The future payment of dividends is directly dependent upon future earnings of the Company, our financial requirements and other factors to be determined by our Board of Directors. For the foreseeable future, it is anticipated that any earnings that may be generated from our operations will be used to finance the growth of the Company and that cash dividends will not be paid to Shareholders.

Limited Liability of Officers And Directors

Our By-Laws provide that a director’s liability to the Company for monetary damages will be limited. In addition, the Company is obligated under its By-Laws to indemnify its Directors and Officers and, in practice, indemnifies its employees, advisors, consultants and other agents against certain liabilities incurred with their service in such capacities. We will execute indemnification agreements for current and future directors that indemnify them against certain liabilities that they may incur in their respective capacities. Each of these measures will reduce the legal remedies available to the Company and the Shareholders against such individuals.

Loss on Dissolution And Termination

In the event of dissolution of the Company, the proceeds from the liquidation of its assets, if any, will be first used to satisfy the claims of creditors.  There is no assurance that the Company’s assets would be sufficient to satisfy creditors’ claims in full.  Only after all outstanding debts are satisfied will the remaining proceeds, if any, be distributed to the stockholders.  Accordingly, stockholders’ ability to recover all or any portion of their investment under such circumstances will depend on the amount of proceeds that the Company realizes from liquidation of its assets.

Our International Operations Expose Our Business To Additional Risks.

A significant portion of our operations are located in Ukraine. This may involve risks inherent in doing business on an international level, including difficulties in managing operations due to distance, language and cultural differences, different or conflicting laws and regulations, political instability and difficulty in collection of receivables.

Our Common Stock Is Deemed To Be “Penny Stock,” Which May Make It More Difficult For Investors To Sell Their Shares Due To Suitability Requirements

Our common stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934.  Penny stocks are stock:

•

With a price of less than $5.00 per share;

•

That are not traded on a “recognized” national exchange;

•

Whose prices are not quoted on the Nasdaq automated quotation system (Nasdaq listed stock must still have a price of not less than $5.00 per share); or

•

In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Form 10/B filed on July 8, 2008, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

BUSINESS DEVELOPMENT

The Company’s plan is to develop and commercialize technologies that management believes will help reduce the extent of Global Warming, focusing on three core areas: Clean Energy, Carbon Control, and Water Purification.  Current climate models, in managements opinion, predict that global temperatures will rise sharply over the next century.  Many scientists believe that the increase in temperatures can be slowed or eliminated by decreasing the amounts of greenhouse gases released into the Earth’s atmosphere.  Global Warming Solutions, Inc. seeks to leverage its experience and management to help make a difference in the fight for climate control.

We are principally a technology licensing company that intends to license our technology to retailers, manufacturers, supermarkets, etc.  The Company intends to require, wherever its patents apply, reasonably appropriate annual royalty guarantees and advances from those parties entering into these licensing agreements.

As of the date of this filing, the common stock of Global Warming Solutions, Inc. is listed on the Pink Sheets Electronic OTC Markets under the Trading Symbol “GWSO.” Said stock is listed in the Disclosure Category “Current Information.”

The Company intends to require, wherever its patents apply, reasonably appropriate annual royalty guarantees and advances from those parties entering into these licensing agreements, given the value added by its intellectual property.

PLAN OF OPERATION

We were incorporated in Oklahoma in March of 1999 as Southern Investments, Inc. and changed our name to became Global Warming Solutions, Inc. in July 6, 2007.  Global Warming Solutions, Inc. is dedicated to developing, acquiring, and commercializing technologies that are designed to help mitigate the effects of global warming.

The Company’s principal products cover a wide spectrum of potential solutions aimed at addressing both the causes and effects of global warming.  These products are in currently in various stages of development:

➢

LETG Solar Energetic System

o

The LETG (Light Electric Thermal Generator) is a hybrid solar and thermal energy generation technology that works by heating up liquids that circulate on the surface of its solar panels to generate electricity 24 hours a day.

o

This system is designed to capture and store sunlight using a hybrid module design, making year-round production of thermal and electric energy feasible.  Its spectral-selective thermal liquid circulates on the reception surface of a photoelectric circuit, increasing the quantity and altering the quality of incident solar radiation spectral distribution, while utilizing thermal energy recovery with minimal loss.  Accordingly, the LETG Solar Energetic System has the potential, in management’s opinion, of increasing electric power by 250% and thermal output by 170%.

o

LETG modules, in management’s opinion, have proven to be effective in any geographic or climatic zone and can be used in residential or industrial buildings.

o

This system’s main attributes, if successful, would be more efficient solar energy conversion technology, with an increased efficiency, lower costs and easy integration into existing solar panel manufacturing technologies.

o

Global Warming Solutions, Inc. intends to one day apply the LETG technology to building power plants that will connect to existing electricity grids with the goal of producing cheap and renewable energy.

➢

GEM Hybrid Energy System

o

This system utilizes a rotary design that reduces friction and helps eliminate inefficient engine component movements.  While conventional piston engines involve separate intake and exhaust cycles, the GEM’s rotary design involves continuous cycling with one state naturally segueing into the next.  Moreover, compared to conventional combustion engines, the GEM weighs less, releases less vibration, with decreased emissions and lower RPM, resulting in an engine with higher reliability and better fuel efficiency.  Accordingly, the patented GEM (Generator/Engine/Motor) can potentially increase engine efficiency by up to 16 times.

o

A highly efficient, low-emissions engine has the potential to spark dramatic changes in transportation, heavy industry and many other huge sectors of the world economy.  It could revolutionize automobile design, leading to cars with fuel efficiency well in excess of what is currently available.  It has multiple applications for small engine uses – from lawnmowers to powerboats to snowmobiles.  This efficient design could also be of interest to military logisticians.

o

Status of Development:  In order to bring the GEM Engine to production status, several phases of development are necessary.  The Company has completed the  test-of-principal model successfully and  is  currently working on creating a Demonstration Model.  The entire development stage is anticipated to take anywhere from 1-2 years from now, depending upon many conditions.

➢

PureRay Water Purification System

o

This system is being developed  to provide cost effective technology that purifies water and other consumable liquids while maintaining their healthy attributes.  It employs a mild process that retains higher levels of natural nutrients.  PureRay uses near-infrared light, a non-ionizing radiation that is capable of penetrating plant and animal tissue without harming it.  Moreover, management believes it kills spoilage by attacking the pathogenic micro-organisms, such as bacteria, e-coli, lysteria, salmonella, bacillus, fungi aspergillum (mold), penicillin, and yeast.  In addition, PureRay may be used on produce products to improve resistance to bacterial and fungi diseases, such as suppression of blue mold growth.

o

PureRay zip-up boxes for household application.

o

Status of Development:  The Company has  three (3) working prototypes for use in different environments:

▪

Sun rich areas

▪

Low Sun areas

▪

For Shelf Life Technology

o

All three (3) prototypes have  to be tested and tuned (if necessary) to ensure maximal efficacy to kill a number of microorganisms.  The Company plans to run these tests as soon as the Prototypes are manufactured

➢

Wave Power Station

o

This system is designed to capture the power of energy of sea waves, generating electricity.  Work cells are equipped with unidirectional valves, which allow air and water to flow in one direction only inside the cells. Sea water is oscillating and passing through the cells on one side only, creating an inequality in the gravitational force and causing rotation according to Archimedes’ Principle.

o

While afloat when there are waves on the sea, the wave power station generates electric current and directs it through a cable to a consumer (a settlement on the sea shore, a vessel or a producing enterprise).

o

Unlike most other alternative energy sources, our WPS can produce electricity according to any international electricity standards, which can be used by any existing electrical apparatus without the need for any additional converters and modifications.

o

WPS units not only produce electricity but also dissipate the force of storm waves and provide coastline protection.

CURRENT BUSINESS

“Clear Energy” is the main project of Global Warming Solutions Inc. During the period of 2007-2008, the company financed and finished Research and Development for the new solar PV-modules and Light Electric Thermal Generator (LETG). Management believes that this product is currently ready to market and have the prototypes built.  At the same time, the Company was looking for a strategic partner for Clear Energy. GWSO’s management was contacted by Italian Company (Vega Energy), which found an interest in Clear Energy products of Global Warming Solutions Inc.

The plan of the joint venture provides for the manufacturing of two kinds of products: (1) PV-modules with enlarged efficiency of light transformation that promise high competitiveness on the solar market, and (2)

LETG-modules with extraordinary parameters for households. The Company plans to manufacture products of both kinds. Management believes that this plan could provide an increase manufacturing capacity tenfold what it is year 1, in the following 2-3 years due to the building of new plants and licensing of technology at solar manufacturers in Europe and North America.

PureRay Water Purification Technology

•

Eureka Forbes Limited Co-Operating Agreement.  On October 30, 2007 a co-operation agreement was signed between the Company and Eureka Forbes Limited (EFL), an Indian company.  EFL is engaged in manufacturing and marketing water purifiers and other related water purification products. Eureka Forbes Limited is Asia's largest direct sales organization – its 6,000 strong direct sales force touches 1.50 million Indian homes, adding 1,500 customers daily (http://www.eurekaforbes.com). EFL and Global Warming Solutions, Inc. have agreed to collaborate for the purpose of accelerating the development of the PureRay Water Purification Technology for the purification of water and milk. These development activities are divided into 2 phases:

o

Phase 1: Technology development by Global Warming, analyzing test data, development & testing of working prototypes. Secondary Research and data validation by EFL, procurement of components by us, building of technical prototypes with testing and fine tuning of these prototypes by us.

o

Phase 2: Building of preliminary and functional prototypes with testing and fine tuning, validation and certification with field trials. Global Warming is to design and develop a product which is commercially viable and can be delivered to various markets by EFL.

o

The co-development agreement between EFL and Global Warming became effective in November of 2007, and has a term of 36 months.

•

Acuity Brands Lighting Contract.  In February 25, 2008, GWSO and Acuity Brands Lighting, Inc. entered into a contract for the development of PureRay lighting systems.

o

With fiscal year 2007 net sales of approximately $2.0 billion, Acuity Brands Lighting (NYSE: AYI) is one of the world's leading providers of lighting fixtures, including brands such as Lithonia Lighting®, Holophane®, Peerless®, Mark Architectural Lighting™, Hydrel®, American Electric Lighting®, Gotham®, Carandini®, SpecLight®, MetalOptics® and Antique Street Lamps™. Headquartered in Atlanta, Georgia, Acuity Brands employs approximately 7,000 associates and has operations located throughout North America, Europe and Asia (www.acuitybrandslighting.com).

o

European Union Business Operations.  On March 26, 2008, Mr. Antonino Adamo was appointment to Global Warming’s Board of Directors. Mr. Adamo, an Italian citizen, will serve as the European Sales Manager of Global Warming.  Mr. Adamo will be responsible for all business operations and sales efforts in the countries of the European Union. The Italian website for the company is (http://www.gwso-italy.com); French, German and Spanish versions of the official website of GWSO will be published soon.

o

As the European Sales Manager, Mr. Adamo will be responsible for identifying new business partners and customers for LETG, PureRay Water Purification and the Shelf Life Technology in Italy and other countries of the European Union. Currently, he is styling presentations embracing GWSO technologies in Italian and other European languages.

o

The following plan of action has been prepared in concert with the European Sales Manager:

o

Find one or more companies which already produce LED lights as close as possible to the PureRay design (Red/NIR+Blue or White lights as an option). Alternately, it could be a company who has the capability of building the systems in accordance with a customer's need;

o

Obtain all necessary data on safety regulations for both commercial and household lights. The proposed manufacturing company must provide us with this data;

o

Present the PureRay SLF technology to representatives of a large grocery or food retailer who could then share their specific needs;

o

Bring the information from the fact-finding presentation to the company/companies identified in Task 1, and buy several lighting systems from them (or have them construct several testing prototypes for GWSO);

o

Assemble the PureRay system at GWSO and make the testing prototypes for the grocery or food retailer;

o

Deliver and install the PureRay light system at the grocery or food retailer; and

o

Collect the necessary marketing data in order to make an informed decision regarding the marketing value of PureRay SLT technology.

LETG Solar Energetic System

This type of product is not currently available on the market; therefore, it is unique and may be suitable for all power supply markets. The special feature of this product is the possibility of generating contemporaneous production of heat and electric power. The market segment for this product will depend upon an area with wide geographical dispersion where the efficiency of the work does not depend on climatic conditions.

The hybrid module prototype was produced by the Company at the price of 900 USD (costs of research excluded). During this time, the cost of the received electrical power was 5.50 USD per Watt and the cost of the heat power was 0.07 USD per Watt.

If the contemporary growth rate of solar energy systems production is maintained, the total area of installed solar collectors through the year 2010 may total 80 million. Technological innovations applied in the LETG module protect photovoltaic cells from the influence of the harmful short-wave component of solar radiation, prolonging the service life as compared to usual photoelectric modules. Additional anti-glare surface requirements (a component of anti-terrorist programs) of European and North American markets are also included. Management believes the quantity of the modules which can be supplied to the market is virtually unlimited due to the absence of its saturation. Market assortment will be determined by the demands of consumers.

The forecast of sales volume in Table Three, below, depends upon the consumer market, which we will try to estimate during the stages of development and transition to full production capacity. We estimate that a planning period of two years is sufficient to generate and make available the necessary funds to do fulfill our business plan.

Accordingly, the forecast of the availability of incoming funds and their amount consistently surpasses cash payments without the involvement of external funding sources.  Pursuant to our estimations, profitability of the enterprise should be achievable by the second year of its operation.  The latter projection pre-supposes the sale of no less than 3,000 units.

The production process will require renting industrial premises with a floor area appropriate for the performance of highly technological operations at a substantial cost. Although not implemented as yet, a monthly time schedule for the first year of the enterprise is set forth below in Table One

TABLE ONE: A TIMELINE PROJECTION FOR TASKS INVOLVED WITH THE OPERATION

TASK	Month
	1	2	3	4	5	6	7	8	9	10	11	12
Situational analysis	Х
Project evaluation	Х
Projecting, manufacturing and testing of a production piece		Х	Х	Х	Х	Х	Х	Х	Х
Signing of the investment contract	Х
Signing of the tenancy agreement		Х
Signing of the work contract		Х
Equipment bargaining		Х	Х
Components bargaining			Х	Х	Х	Х
Certification of the product											Х	Х
Equipment purchasing				Х	Х	Х
Equipment Installation							Х
Initial promotion on the market							Х	Х	Х	Х	Х	Х
Recruitment		Х	Х
Personnel training			Х	Х	Х	Х
First phase of production; 10% from planned											Х	Х

The Production process will be preceded by the creation of working drawings of three prototypes, manufacturing of experimental-industrial models, testing, certification and patenting. Simultaneously, the adjustment of the production cycle, recruitment and staff training will be carried out.

Purchase of equipment will be in accordance with the calendar plan. In the development stage, only equipment essential for production will be bought. During the stage of transition to full production capacity, the equipment required for expansion of production through its automation will be purchased.

Purchase of equipment in the development stage of production:

TABLE TWO: EQUIPMENT PURCHASES

Equipment	Price (in USD)
Staging Tables (5-7 pieces)	2,500
Materials for Manual Soldering of Photovoltaic Cells	1,000
Milling machines for processing glass, plastics, and soft metals	24,000
Drying Chamber	2,500
Device for applying the light-converting coating to photovoltaic cells	5,000 - 7,000
Line for degreasing glass and plastics	5,000 - 10,000
Laminator for modules	80,000
Desk for measurement of photovoltaic cell parameters	2,000 - 3,000
Xenon solar simulator and module power meter	30,000
Transport facility for transportation of products and components	35,000 - 40,000
Estimated Total	200,000

Inasmuch as the enterprise must have a quality control system, the appropriate equipment should be purchased. While entering the planned productive capacity, the estimated expenditures ratio (i.e. costs/output) must be constant.

Local infrastructure, e.g. proximity to mainline railroads, commercial ports, energy and water supplies will ensure the opportunity for normal production processes.  The proposed square footage will need to allow for repair work, and the presence of a parking lot, and will need a place on local surface roads.

Physical capital investment includes: charges for delivery (packing, customs, freight, insurance of delivery), installation and warranty service, fine tuning, foreign currency conversion and advance payment interests.

The production schedule and estimated output assumes limited output in the developing period and gradual growth of productive capacity until the enterprise enters the estimated capacity. When considering production factors, the Company will take into account:

Proportional Factors

o

Primary raw materials

o

Photovoltaic cells

o

Glass

o

Polycarbonate

o

Laminating film

o

Special colorants

o

Propylene glycol

o

Spirits and chemical agents

o

Electricity

o

Packaging materials

Commercially Associated Goods

o

Energy conserving selective film for window technologies and greenhouses

Disproportionate (constant) Production Factors

o

Staff wages

o

Insurance

o

Equipments maintenance labor costs

o

Mobile equipment

Power outages could limit production; therefore, management deems it prudent to create an emergency power-supply system on the basis of LETG.

The forecast of sales volume depends upon the consumer market, which we can penetrate during the stages of development, transitioning to full production capacity. One should note that advanced technology production requires thorough refinement of production processes, especially in the methodology of the application of light-converting covering. Therefore, we provided a considerable period of time (12 months) for the manufacturing, testing, certification of industrial standards of the module, and preproduction.

The Company plans to prepare for expanded production and guarantee of order stock for the next year, thus decreasing the receipt of profits during the first year of development. The production volume in the third year of enterprise functioning may be enlarged depending on market requirements/demands.

TABLE THREE: PROJECTED EXPENSES AND INCOME

	First Year		Second Year
	One-Sided Modules	Two-Sided Modules	One-Sided Modules	Two-Sided Modules
Component Costs	20,000	25,000	1,800,000	1,950,000
Purchase of Equipment	200,000	200,000	X	X
Rent of Space and Municipal Services	12,000	12,000	15,000	15,000
Wages	60,000	60,000	120,000	120,000
Taxes (15%)	4,500	5,400	450,000	540,000
Certification and Patenting	10,000	10,000	X	X
Advertising and Marketing	20,000	20,000	30,000	30,000
Total	326,500	332,400	2,415,000	2,655,000
Value of Sales	30,000	36,000	3,000,000	3,600,000
Sales Income	-296,500	-296,400	+585,000	+945,000

The balance of expenses and income as projected by Management during the first and second year is displayed in Table Three. The balance of the first year of development is negative and comprises approximately 300,000 USD, whereas the positive balance is potentially achieved in the second year of functioning and comprises 585,000 USD for one-sided modules (pessimistic variant), and 945,000 USD for two-sided ones (optimistic variant).

RESULTS OF OPERATIONS

Results of Operations for the three and six months ended June 30, 2008.

The Company generated no revenues for the three and six months ended June 30, 2008.

Total Expenses for the three and six months ended June 30, 2008.

The Company had no total expenses of $834,838 and $970,583 for the three and six months ended June 30, 2008 respectively, most of the expenses consisting of Wave Technology expense of $800,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company is continuing to inquire into new investments to provide for further research and development capital and to assist with further acquisitions over the next twelve months.

Historically, we have funded our operations through financing activities consisting primarily of private placements of debt and equity securities with existing shareholders and outside investors. Our principal use of funds has been for the further development of our LETG project, PureRay Project and for general corporate expenses.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Report on Internal Control over Financial Reporting.  Our Chief Executive Officer and Chief Financial Officer is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations.  Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties.  Often, one or two individuals control every aspect of the Company’s operation and are in a position to override any system of internal control.  Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of June 30, 2008, our internal control over financial reporting was effective.

(b)  Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

The Company is not a party to any litigation and, to its knowledge, no action, suit or proceeding has been threatened against the Company except with threatened litigation in regard to unpaid debt obligations, and one employee claiming unlawful termination. No actions regarding the unpaid debt have been initiated as of this date.  The Company also believes that the wrongful termination suit has no merit.  There are no material proceedings to which any director, officer or affiliate of the Company or security holder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

There were no other changes in securities and small business issuer purchase of equity securities during the period ended June 30, 2008.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended June 30, 2008.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended June 30, 2008.

ITEM 5.

OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6.

EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 7, 2008	By: /s/ Vladimir Vasilenko
Vladimir Vasilenko
Chairman, President Chief Executive Officer (Principle Executive Officer), Chief Financial Officer

Exhibit 31.1

 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and pursuant to Rule 13a-14(a) and Rule 15d-14 under the Securities Exchange Act of 1934

--------------------------------------------------------------------

I, Vladimir Vasilenko, Chief Executive Officer of the Company, certify, that:

1.

 I, have reviewed this Quarterly report on Form 10Q of Global Warming Solutions, Inc;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.

Evaluated the effectiveness of the small business issuer’s disclosure and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluations: and

d.

Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.

The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b.

Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: October 7, 2008	By: /s/ Vladimir Vasilenko
Vladimir Vasilenko
Chairman, President Chief Executive Officer (Principle Executive Officer)

Exhibit 31.2

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and pursuant to Rule 13a-14(a) and Rule 15d-14 under the Securities Exchange Act of 1934

--------------------------------------------------------------------

I, Vladimir Vasilenko, Chief Financial Officer of the Company, certify, that:

1.

I, have reviewed this Quarterly report on Form 10Q of Global Warming Solutions, Inc;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.

Evaluated the effectiveness of the small business issuer’s disclosure and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluations: and

d.

Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.

The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b.

Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: October 7, 2008	By: /s/ Vladimir Vasilenko
Vladimir Vasilenko
Chief Financial Officer

 Exhibit 32.1

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

--------------------------------------------------------------------

In connection with the Quarterly Report of Global Warming Solutions, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Vladimir Vasilenko, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: October 7, 2008	By: /s/ Vladimir Vasilenko
Vladimir Vasilenko
Chairman, President Chief Executive Officer (Principle Executive Officer)

Exhibit 32.2

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

--------------------------------------------------------------------

In connection with the Quarterly Report of Global Warming Solutions, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Vladimir Vasilenko, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: October 7, 2008	By: /s/ Vladimir Vasilenko
Vladimir Vasilenko
Chief Financial Officer