Form 10-Q
period 2008-09-30
Global Warming Solutions, Inc.
filed 2008-11-19
CIK 1430300

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]				Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008.

OR

[ ]				Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
For the transition period from N/A to

Commission File No.: 0-52556

GLOBAL WARMING SOLUTIONS, INC. (Exact Name of Registrant as specified in its charter)

Oklahoma (State of Incorporation)				73-1561189 (IRS Employer Identification No.)

1200 Smith Street, Suite 1600 Houston, Texas 77002-4403 (Address of principal executive offices)

(713) 353-4676 (Registrant's telephone number)

          Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:  Yes  [X]     No  [  ]

          Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]	Non-Accelerated filer	[ ]	Small Business Issuer	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class Common stock, $0.001 par value				Outstanding at November 19, 2008 63,605,000

GLOBAL WARMING SOLUTIONS, INC.
INDEX TO FORM 10-Q FILING
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

TABLE OF CONTENTS

<Table of Contents>

PART I - FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

GLOBAL WARMING SOLUTIONS, INC. (A Development Stage Company) Balance Sheets Stated in US Dollars Unaudited

	September 30, 2008	December 31, 2007

	(Unaudited)	(Audited)

ASSETS
Current Assets
Cash	$36,419	$157,061

Total Current Assets	36,419	157,061

Other Assets
Hybrid Engine	512,750	512,750

Total Other Assets	512,750	512,750

TOTAL ASSETS	$549,169	$669,811

LIABILITIES & STOCKHOLDERS' EQUITY
LIABILITIES
Convertible Note Payable	$-	$-

Total Liabilities	-	-

Stockholders' Equity
100,000,000 common shares authorized,	63,605	62,505
$0.001 par value, 63,605,000 and 62,505,000 shares issued and outstanding at September 30, 2008 and December 31, 2007 respectivily
Add'l Paid in Capital	1,861,145	982,245
Deficit accumulated during development stage	(1,375,581)	(374,939)

Total Stockholders' Equity	549,169	669,811

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$549,169	$669,811

The accompanying notes are an integral part of these financial statements.

<Table of Contents>

GLOBAL WARMING SOLUTIONS, INC. (A Development Stage Company) Statement of Operations Stated in US Dollars Unaudited

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		From Inception March 1 1999 through September 30, 2008

	2008	2007	2008	2007

REVENUES
Revenues	$-	$-	$-	$-	$-

Total Revenues	-	-	-	-	-

Operating Expense
Administrative expense	30,059	227,000	120,642	319,302	495,581
Wave technology	-	-	800,000	-	800,000
Service expenses	-	-	80,000	-	80,000

Total Expenses	30,059	227,000	1,000,642	319,302	1,375,581

Loss Before Income Taxes	(30,059)	(227,000)	(1,000,642)	(319,302)	(1,375,581)

Provision for Income Taxes	-	-	-	-	-

Net (Loss)	$(30,059)	$(227,000)	$(1,000,642)	$(319,302)	$(1,375,581)

Basic and Diluted (Loss) per share	$(0.00)	$(0.00)	$(0.02)	$(0.01)

Weighted average number of shares	62,824,780	46,808,066	63,251,703	23,841,033

The accompanying notes are an integral part of these financial statements.

<Table of Contents>

GLOBAL WARMING SOLUTIONS, INC. (A Development Stage Company) Statement of Stockholders' Equity Stated in US Dollars Unaudited

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Subscriptions Receivable	Deficit Accum During Dev Stage	Total

Initial Stock in So. Investments	174,000	$174	$(174)	$-	$-	$-

Bal Dec 31, 1999	174,000	174	(174)	-	-	-

Bal Dec 31, 2000	174,000	174	(174)	-	-	-

Bal Dec 31, 2001	174,000	174	(174)	-	-	-

Bal Dec 31, 2002	174,000	174	(174)	-	-	-

Bal Dec 31, 2003	174,000	174	(174)	-	-	-

Bal Dec 31, 2004	174,000	174	(174)	-	-	-

Bal Dec 31, 2005	174,000	174	(174)	-	-	-

Stock issued for services *Aug, 2006 ($0.01 per share)	700,000	700	6,300	-	-	7,000
Net loss for the Year ended December 31, 2006					(227,000)	(227,000)

Balance Dec 31, 2006	874,000	874	6,126		(227,000)	(220,000)

April 15, 2007 Shares issued to new directors pro rata ($0.001 per share)	55,000,000	55,000	-	-	-	55,000
July 6, 2007 Stock issued for cash ($2.00 per share)	37,500	38	74,962	-	-	75,000
July 10, 2007 Stock issued for prototype ($2.00 per share)	218,500	218	436,782	-	-	437,000
July 30, 2007 Stock issued for cash & a subscription receivable ($1.96 per share)	125,000	125	249,875	(5,000)	-	245,000
Aug 3, 2007 N/P xchgd for shares ($0.04 per share)	5,500,000	5,500	214,500	-	-	220,000
Sep 10, 2007-Sub/Rec Paid in Cash		-	-	5,000	-	5,000
Dec 31, 2007 Stock issued for prototype ($0.001 per share)	750,000	750	-	-	-	750
Net loss for the year ended December 31, 2007					(147,939)	(147,939)

Balance December 31, 2007	62,505,000	62,505	982,245	-	(374,939)	669,811

January 10, 2008 Stock issued for Wave Prototype ($0.80 per share)	1,000,000	1,000	799,000	-	-	800,000
Mar 15, 2008 Shares issued to new directors pro rata ($ 0.80 per share)	100,000	100	79,900	-	-	80,000
Net (loss) for the period ended June 30, 2008					(970,583)	(970,583)

Balance June 30, 2008	63,605,000	$63,605	$1,861,145	$-	$(1,345,522)	$579,228

Net (loss) for the period ended September 30, 2008					(30,059)	(30,059)

Balance September 30, 2008	64,705,000	$63,605	$1,861,145	$-	$(1,375,581)	$549,169

The accompanying notes are an integral part of these financial statements.

<Table of Contents>

GLOBAL WARMING SOLUTIONS, INC. (A Development Stage Company) Statement of Cash Flows Stated in US Dollars Unaudited

	For the Nine Months Ended September 30,		From Inception March 1 1999 through September 30, 2008

	2008	2007

OPERATING ACTIVITIES
Net loss	$(1,000,642)	$(319,302)	$(1,375,581)
Stock issued for wave technology	800,000	62,000	800,000
Stock issued for services	80,000	-	142,000

TOTAL CASH FLOW USED IN OPERATING ACTIVITIES	(120,642)	(257,302)	(433,581)

INVESTING ACTIVITIES
Net cash used in investing activities		(75,000)
Hybrid Engine	-	-	(75,000)

TOTAL CASH FLOW FROM INVESTING ACTIVITIES	-	(75,000)	(75,000)

FINANCING ACTIVITIES
Proceeds from convertible note payable		220,000	220,000
Proceeds from issuance of Common Stock	-	325,000	325,000

TOTAL CASH FLOW FROM FINANCING ACTIVITIES	-	545,000	545,000

Net increase in cash	(120,642)	-	36,419

Cash at beginning of period	157,061	-	-

Cash at end of period	$36,419	$212,698	$36,419

Supplemental Information
Cash paid for interest	$-	$-	$-

Cash paid for taxes	$-	$-	$-

Non Cash Transactions
Repayment of debt through issuance of common stock	$-	$-	$220,000

Stock issued for technology	$800,000	$-	$1,237,750

The accompanying notes are an integral part of these financial statements.

<Table of Contents>

GLOBAL WARMING SOLUTIONS, INC. (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS (UNAUDITED) September 30, 2008

1.     DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Global Warming Solutions, Inc. ("the Company") (formerly Southern Investments Inc.) is a development stage company incorporated in the State of Oklahoma in March 1999. The Company has had minimal operations since its inception.

The Company's main activities have been organizational, directed at acquiring its principal assets, raising its initial capital and developing its business plan. The Company's intended business is to develop and commercialize technologies that help mitigate Global Warming and its effect on our planet. The Company targets three areas that help reduce the extent of Global Warming and fight issues that have arisen in consequence: Clean Energy, Carbon Control and Water Purification. Current climate models predict that global temperatures will rise sharply over the next century. The increase in temperatures can be slowed or eliminated by decreasing the amounts of greenhouse gases released into the Earth's atmosphere. Global Warming Solutions, Inc. seeks to leverage its experience and management to help make a difference in the fight for climate control.

The accompanying unaudited consolidated financial statements of Global Warming Solutions, Inc. have been prepared in accordance with generally accepted accounting principles ("GAAP"), pursuant to the rules and regulations of the Securities and Exchange Commission, and are unaudited. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results for the nine month period ended September 30, 2008, may not be indicative of the results for the entire year.

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

<Table of Contents>

GLOBAL WARMING SOLUTIONS, INC. (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS (UNAUDITED) September 30, 2008

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

Stock-based Compensation

In December 2004, FASB issued SFAS No. 123R, "Share Based Payment." SFAS No 123R establishes the accounting for grants of stock options and other transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R (1) revises SFAS No. 123, "Accounting for Stock-Based Compensation," (2) supersedes Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and (3) establishes fair value as the measurement objective for share-based payment transactions

Basic and diluted net loss per Share

Net loss per share is calculated in accordance with the Statement of Financial Accounting Standards No. 128 (SFAS No 128), "Earnings Per Share." Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later) and as funds obtained thereby were used to purchase common stock at the average market price during the period.

Development Stage Enterprise

The Company is a development stage enterprise, as defined in Financial Accounting Standards Board No. 7. The Company's planned principal operations have not fully commenced.

3.     GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses from inception to September 30, 2008 of $1,375,581.

Losses are expected to continue for the immediate future. In addition, the Company's cash flow requirements have been met by the generation of capital through private placements of the Company's common stock and loans. Assurance cannot be given that this source of financing will continue to be available to the Company and demand for the Company's equity instruments will be sufficient to meet its capital needs. However; the company is in process of following through with its business plan with sufficient capital at present to meet its business plan.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet it's obligations on a timely basis, to retain its current financing, to obtain additional financing, and ultimately to generate revenues.

<Table of Contents>

GLOBAL WARMING SOLUTIONS, INC. (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS (UNAUDITED) September 30, 2008

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

As of September 30, 2008 the Company's federal and state net operating loss carryforwards were approximately $1,375,581, and expire through 2026.

The Company's tax expense (benefit) differed from the statutory rate primarily due to the net operating losses.

5.     SHAREHOLDERS' EQUITY

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

April 15, 2007, Southern Investments, Inc. acquires Global Warming Technologies, Inc. for 55,000,000 shares. Pursuant to the agreement, on May 22, 2007, the Company effected a 1:10 reverse split and the company's name is changed to Global Warming Solutions, Inc. The 55,000,000 shares are issued to the new owners, pro-rata: Dr. Vladimir Vasilenko = 52,250,000 shares; Dr. Dmitry Kosynkin= 1,250,000 shares; Dr. AlexanderKornaraki= 1,250,000 shares.

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

<Table of Contents>

GLOBAL WARMING SOLUTIONS, INC. (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS (UNAUDITED) September 30, 2008

5.     SHAREHOLDERS' EQUITY  (Continued)

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

6.     NEW ACCOUNTING PRONOUNCEMENTS

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

<Table of Contents>

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to "anticipates", "believes", "plans", "expects", "future" and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company's business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled "Risk Factors" in the Company's Form 10 filed in July 2008, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

BUSINESS DEVELOPMENT

Our plan is to develop and commercialize technologies that management believes will help reduce the extent of Global Warming, focusing on three core areas: Clean Energy, Carbon Control, and Water Purification. Current climate models, in managements opinion, predict that global temperatures will rise sharply over the next century. Many scientists believe that the increase in temperatures can be slowed or eliminated by decreasing the amounts of greenhouse gases released into the Earth's atmosphere. Global Warming Solutions, Inc. seeks to leverage its experience and management to help make a difference in the fight for climate control.

We are principally a technology licensing company that intends to license our technology to retailers, manufacturers, supermarkets, etc. We intend to require, wherever its patents apply, reasonably appropriate annual royalty guarantees and advances from those parties entering into these licensing agreements.

As of the date of this filing, the common stock of Global Warming Solutions, Inc. is listed on the Pink Sheets Electronic OTC Markets under the Trading Symbol "GWSO." Said stock is listed in the Disclosure Category "Current Information."

We intend to require, wherever its patents apply, reasonably appropriate annual royalty guarantees and advances from those parties entering into these licensing agreements, given the value added by its intellectual property.

<Table of Contents>

PLAN OF OPERATION

We were incorporated in Oklahoma in March of 1999 as Southern Investments, Inc. and changed our name to became Global Warming Solutions, Inc. in July 6, 2007. Global Warming Solutions, Inc. is dedicated to developing, acquiring, and commercializing technologies that are designed to help mitigate the effects of global warming.

          Our principal products cover a wide spectrum of potential solutions aimed at addressing both the causes and effects of global warming. These products are in currently in various stages of development:

  LETG Solar Energetic System
    The LETG (Light Electric Thermal Generator) is a hybrid solar and thermal energy generation technology that works by heating up liquids that circulate on the surface of its solar panels to generate electricity 24 hours a day.
    This system is designed to capture and store sunlight using a hybrid module design, making year-round production of thermal and electric energy feasible. Its spectral-selective thermal liquid circulates on the reception surface of a photoelectric circuit, increasing the quantity and altering the quality of incident solar radiation spectral distribution, while utilizing thermal energy recovery with minimal loss. Accordingly, the LETG Solar Energetic System has the potential, in management's opinion, of increasing electric power by 250% and thermal output by 170%.
    LETG modules, in management's opinion, have proven to be effective in any geographic or climatic zone and can be used in residential or industrial buildings.
    This system's main attributes, if successful, would be more efficient solar energy conversion technology, with an increased efficiency, lower costs and easy integration into existing solar panel manufacturing technologies.
    Global Warming Solutions, Inc. intends to one day apply the LETG technology to building power plants that will connect to existing electricity grids with the goal of producing cheap and renewable energy.
  GEM Hybrid Energy System
    This system utilizes a rotary design that reduces friction and helps eliminate inefficient engine component movements. While conventional piston engines involve separate intake and exhaust cycles, the GEM's rotary design involves continuous cycling with one state naturally segueing into the next. Moreover, compared to conventional combustion engines, the GEM weighs less, releases less vibration, with decreased emissions and lower RPM, resulting in an engine with higher reliability and better fuel efficiency. Accordingly, the patented GEM (Generator/Engine/Motor) can potentially increase engine efficiency by up to 16 times.
    A highly efficient, low-emissions engine has the potential to spark dramatic changes in transportation, heavy industry and many other huge sectors of the world economy. It could revolutionize automobile design, leading to cars with fuel efficiency well in excess of what is currently available. It has multiple applications for small engine uses - from lawnmowers to powerboats to snowmobiles. This efficient design could also be of interest to military logisticians.
    Status of Development: In order to bring the GEM Engine to production status, several phases of development are necessary. We has completed the test-of-principal model successfully and is currently working on creating a Demonstration Model. The entire development stage is anticipated to take anywhere from 1-2 years from now, depending upon many conditions.

<Table of Contents>

  PureRay Water Purification System
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
    PureRay zip-up boxes for household application.
    Status of Development: We have three (3) working prototypes for use in different environments:
      Sun rich areas
      Low Sun areas
      For Shelf Life Technology
    All three (3) prototypes have to be tested and tuned (if necessary) to ensure maximal efficacy to kill a number of microorganisms. Management plans to run these tests as soon as the Prototypes are manufactured.
  Wave Power Station

    This system is designed to capture the power of energy of sea waves, generating electricity. Work cells are equipped with unidirectional valves, which allow air and water to flow in one direction only inside the cells. Sea water is oscillating and passing through the cells on one side only, creating an inequality in the gravitational force and causing rotation according to Archimedes' Principle.

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

<Table of Contents>

CURRENT BUSINESS

"Clear Energy" is the main project of Global Warming Solutions Inc. During the period of 2007-2008, we financed and finished Research and Development for the new solar PV-modules and Light Electric Thermal Generator (LETG). Management believes that this product is currently ready to market and have the prototypes built. At the same time, management was looking for a strategic partner for Clear Energy. GWSO's management was contacted by Italian Company (Vega Energy), which found an interest in Clear Energy products of Global Warming Solutions Inc.

The plan of the joint venture provides for the manufacturing of two kinds of products: (1) PV-modules with enlarged efficiency of light transformation that promise high competitiveness on the solar market, and (2) LETG-modules with extraordinary parameters for households. We plan to manufacture products of both kinds. Management believes that this plan could provide an increase manufacturing capacity tenfold what it is year 1, in the following 2-3 years due to the building of new plants and licensing of technology at solar manufacturers in Europe and North America.

PureRay Water Purification Technology

  Eureka Forbes Limited Co-Operating Agreement. On October 30, 2007 a co-operation agreement was signed between our company and Eureka Forbes Limited (EFL), an Indian company. EFL is engaged in manufacturing and marketing water purifiers and other related water purification products. Eureka Forbes Limited is Asia's largest direct sales organization - its 6,000 strong direct sales force touches 1.50 million Indian homes, adding 1,500 customers daily (http://www.eurekaforbes.com). EFL and Global Warming Solutions, Inc. have agreed to collaborate for the purpose of accelerating the development of the PureRay Water Purification Technology for the purification of water and milk. These development activities are divided into 2 phases:

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

<Table of Contents>

  European Union Business Operations. On March 26, 2008, Mr. Antonino Adamo was appointment to Global Warming's Board of Directors. Mr. Adamo, an Italian citizen, will serve as the European Sales Manager of Global Warming. Mr. Adamo will be responsible for all business operations and sales efforts in the countries of the European Union. The Italian website for the company is (http://www.gwso-italy.com); French, German and Spanish versions of the official website of GWSO will be published soon.

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

<Table of Contents>

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

          The hybrid module prototype was produced by our company at the price of 900 USD (costs of research excluded). During this time, the cost of the received electrical power was 5.50 USD per Watt and the cost of the heat power was 0.07 USD per Watt.

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

<Table of Contents>

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

<Table of Contents>

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

          The production schedule and estimated output assumes limited output in the developing period and gradual growth of productive capacity until the enterprise enters the estimated capacity. When considering production factors, management will take into account:

<Table of Contents>

Proportional Factors
    Primary raw materials
    Photovoltaic cells
    Glass
    Polycarbonate
    Laminating film
    Special colorants
    Propylene glycol
    Spirits and chemical agents
    Electricity
    Packaging materials

Commercially Associated Goods
    Energy conserving selective film for window technologies and greenhouses

Disproportionate (constant) Production Factors
    Staff wages
    Insurance
    Equipments maintenance labor costs
    Mobile equipment

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

          Management plans to prepare for expanded production and guarantee of order stock for the next year, thus decreasing the receipt of profits during the first year of development. The production volume in the third year of enterprise functioning may be enlarged depending on market requirements/demands.

<Table of Contents>

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

RESULTS OF OPERATIONS

Results of Operations for the three and six months ended September 30, 2008.

          The Company generated no revenues for the three and six months ended September 30, 2008.

Total Expenses for the three and six months ended September 30, 2008.

          The Company had total expenses of $834,838 and $970,583 for the three and six months ended September 30, 2008 respectively, most of the expenses consisting of Wave Technology expense of $800,000.

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

<Table of Contents>

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 4.  CONTROLS AND PROCEDURES

          (a)   Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

          Management's Report on Internal Control over Financial Reporting.  Our Chief Executive Officer and Chief Financial Officer is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations.  Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties.  Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control.  Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

          Our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's internal control over financial reporting as of September 30, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of September 30, 2008, our internal control over financial reporting was effective.

          (b)   Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

<Table of Contents>

PART II - OTHER INFORMATION

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

ITEM 1A.  RISK FACTORS

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

Limited Operating History Makes An Evaluation Of Our Business Difficult

We have limited operating history which makes it difficult to evaluate our current business model and prospects or to accurately predict future revenues or results of operations. The business model and, accordingly, the revenue and income potential are not fully proven. In addition, the Company is subject to risks and difficulties frequently encountered by early-stage operations. Future operations are subject to market conditions and management's ability to manage growth. There can be no assurance that we will be able to adapt to these factors and our failure to do so will adversely affect our operations.

<Table of Contents>

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

Dependence On Key Personnel

The success of the Company is dependent on the efforts and abilities of its founders, officers and directors. The loss of the services of these individuals would have a materially adverse effect on our business; operating results and financial condition (see "Management"). We intend to enter into employment contracts with officers and key employees to insure continuity of management (see "Management").

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

<Table of Contents>

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

While the Company believes that its products will have significant advantages over competing products, competitors could independently develop similar or superior designs, processes or products. There is no assurance that others will not develop equivalent or better proprietary platforms and processes, which could materially adversely affect the Company's business, financial condition and results of operations.

Conflicts of Interest

Our current Officers hold all of the seats on our Board of Directors (the "Board"). Consequently, they will be in a position to control their own compensation and to approve affiliated transactions, if any. Although our Officers intend to act fairly and in full compliance with their fiduciary obligations, there can be no assurance that they will not, as a result of the conflict of interest described above, possibly enter into arrangements under terms less favorable than could have obtained had the Company been dealing with unrelated persons.

<Table of Contents>

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

Limited Liability of Officers And Directors

Our By-Laws provide that a director's liability to the Company for monetary damages will be limited. In addition, the Company is obligated under its By-Laws to indemnify its Directors and Officers and, in practice, indemnifies its employees, advisors, consultants and other agents against certain liabilities incurred with their service in such capacities. We will execute indemnification agreements for current and future directors that indemnify them against certain liabilities that they may incur in their respective capacities. Each of these measures will reduce the legal remedies available to the Company and the Shareholders against such individuals.

Loss on Dissolution And Termination

In the event of dissolution of the Company, the proceeds from the liquidation of its assets, if any, will be first used to satisfy the claims of creditors. There is no assurance that the Company's assets would be sufficient to satisfy creditors' claims in full. Only after all outstanding debts are satisfied will the remaining proceeds, if any, be distributed to the stockholders. Accordingly, stockholders' ability to recover all or any portion of their investment under such circumstances will depend on the amount of proceeds that the Company realizes from liquidation of its assets.

Our International Operations Expose Our Business To Additional Risks.

A significant portion of our operations are located in the Ukraine. This may involve risks inherent in doing business on an international level, including difficulties in managing operations due to distance, language and cultural differences, different or conflicting laws and regulations, political instability and difficulty in collection of receivables.

<Table of Contents>

Our Common Stock Is Deemed To Be "Penny Stock," Which May Make It More Difficult For Investors To Sell Their Shares Due To Suitability Requirements

Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. Penny stocks are stock:

  With a price of less than $5.00 per share;

  That are not traded on a "recognized" national exchange;

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

<Table of Contents>

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

There were no other changes in securities and small business issuer purchase of equity securities during the period ended September 30, 2008.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended September 30, 2008.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended September 30, 2008.

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

<Table of Contents>

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 19, 2008	By: /s/ Vladimir Vasilenko

Vladimir Vasilenko
Chairman, President Chief Executive Officer (Principle Executive Officer), Chief Financial Officer

<Table of Contents>