Form 10-K
period 2020-12-31
Global Warming Solutions, Inc.
filed 2021-03-12
CIK 1430300

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

Commission file number 000-53170

GLOBAL WARMING SOLUTIONS, INC.
(Exact name of registrant as specified in its Charter)

Oklahoma	73-1561189
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

28751 Rancho CA RD, Suite 100, Temecula, CA 92590

(Address of principal executive offices)

Registrant’s telephone number: (613) 363-1222

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class

Common Stock

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act

Yes ☐     No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

 Yes ☐     No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes ☐     No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller Reporting Company ☒
Emerging growth company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $4,676,050. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Shares Outstanding	24,335,390

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 31, 2020).

None

TABLE OF CONTENT

FORWARD LOOKING STATEMENTS

This Annual Report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”) regarding management’s plans and objectives for future operations including plans and objectives relating to our planned marketing efforts and future economic performance. The forward-looking statements and associated risks set forth in this Annual Report include or relate to, among other things, (a) our growth strategies, (b) anticipated trends and regulations in our industry, (c) our ability to obtain and retain sufficient capital for future operations, and (d) our anticipated needs for working capital. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Description of Business” Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors”. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will in fact occur.

The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions described herein. The assumptions are based on judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Accordingly, although we believe that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, as disclosed in “Risk Factors”, there are a number of other risks inherent in our business and operations, which could cause our operating results to vary markedly and adversely from prior results or the results contemplated by the forward-looking statements. Management decisions, including budgeting, are subjective in many respects and periodic revisions must be made to reflect actual conditions and business developments, the impact of which may cause us to alter marketing, capital investment and other expenditures, which may also materially adversely affect our results of operations. In light of significant uncertainties inherent in the forward-looking information included in the report statement, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

Any statement in this report that is not a statement of an historical fact constitutes a “forward-looking statement”. Further, when we use the words “may”, “expect”, “anticipate”, “plan”, “believe”, “seek”, “estimate”, “internal”, and similar words, we intend to identify statements and expressions that may be forward- looking statements. We believe it is important to communicate certain of our expectations to our investors. Forward-looking statements are not guaranteeing of future performance. They involve risks, uncertainties and assumptions that could cause our future results to differ materially from those expressed in any forward-looking statements. Many factors are beyond our ability to control or predict. You are accordingly cautioned not to place undue reliance on such forward-looking statements. Important factors that may cause our actual results to differ from such forward-looking statements include, but are not limited to, the risks outlined under “Risk Factors” herein. The reader is cautioned that our Company does not have a policy of updating or revising forward-looking statements and thus the reader should not assume that silence by management of our Company over time means that actual events are bearing out as estimated in such forward-looking statements.

OTHER INFORMATION

Unless specifically set forth to the contrary, when used in this report, the terms “Global Warming Solutions, Inc.”, “GWSO”, “we”, “our”, the “Company” and similar terms refer to Global Warming Solutions, Inc., an Oklahoma corporation. In addition, when used herein and unless specifically set forth to the contrary, ”2020” refers to the year ended December 31, 2020, and “2019” refers to the year ended December 31, 2019.

PART I

Item 1. BUSINESS

HISTORY AND BACKGROUND

Global Warming Solutions, Inc. (“Company”) is an Oklahoma corporation headquartered in Canada that develops technologies that help mitigate global warming while maintaining a retail operation in CBD products. The Company was formerly known as Southern Investments, Inc., and was domiciled in Oklahoma. On April 15, 2007 the company changed its name to Global Warming Solutions, Inc., and moved its headquarters to the commonwealth of Canada.

The Company was incorporated on March 30, 1999 as Southern Investments, Inc. and has not been in bankruptcy, receivership or any similar proceeding. The Company has never been classified as a shell company.

On April 15, 2007, Southern Investments, Inc. acquired all of the issued and outstanding stock of Global Warming Technologies, Inc., an Oklahoma corporation, in exchange for 55,000,000 shares of Southern Investments, Inc. common stock. Following the acquisition, Southern Investments, Inc. changed its name to Global Warming Solutions, Inc and the Company implemented a 1 for 10 reverse stock split of the Company’s outstanding common stock that took effect on July 6, 2007.

On October 23, 2019 the Company acquired the domain name, “www.cbd.biz” and certain other intangible assets in exchange for a convertible promissory note for $100,000 and began offering hemp-based cannabinoid (“CBD”) products through this website.

RECENT TRANSACTIONS

On October 26, 2020 the Company established an advisory committee. The advisory committee consists of seven members with expertise in the global warming communities. Each member has agreed to serve on the advisory committee for 2 years. The goal of the advisory committee is to make recommendations to the company and its scientist in matters within the areas of their experience and expertise, based upon the members’ reasonable research, study, and analysis. Compensation for serving on the advisory committee has is determined by the board of directors on an individual by individual basis based upon the experience, knowledge and negotiated value. The advisory committee will meet three times per year.

On November 17, 2020 the Company’s CEO cancelled 12 million shares he owned in the Company. The CEO received no compensation for such cancellation.

On December 3, 2020 the Company incorporated Alterna Motors, LLC, a Wyoming limited liability company, a wholly owned subsidiary of the Company. Subsequently, Alterna Motors entered into a letter of intent with Classic Electro, LLC, based in Grodno, Belorussia. It is in the intent of the parties for Alterna Motors to be the American and Canadian distributor of Classic Electro’s retrofitting engine concept and universal electric mobility installation kit. The Company has no assurances at this time that this project will be implemented, that an actual agreement will be entered into, or if this project will be successful. In addition, Alterna Motors is developing a line of three-wheeled, all electric local delivery vehicles for use in the USA and Europe. The Company has no assurances at this time that this project will be implemented, that an actual agreement will be entered into, or if this project will be successful.

On December 5, 2020 the Company converted all its outstanding debt into common stock. Total debt converted was $531,203 at the conversion price of $2.13 per share. An additional two million shares were issued to three debt holders as settlement for converting at $2.13 per share instead of $0.01 as outlined in their various debt instruments. Under the conversions, Paul Rosenberg was issued 1,155,585 shares of common stock, Epic Industry Corp was issued 550,606 shares of common stock and Overwatch Partners, Inc., was issued 523,899 shares of common stock.

On December 11, 2020 the Company announced it was relocating its headquarters to Temecula, California in January 2021. At this time the Company has not yet relocated its headquarters.

In December 2020, we began developing and designing an ECO APP for calculating, assessing, monitoring CO2 emissions and reforestation of affected areas. The application will use satellite imaging and other remote-sensing technologies to measure real time atmospheric CO2 being absorbed and stored by trees and other plants across the USA and Europe. The Company is still evaluating revenue potential opportunities associated with this initiative. The Company has no projections when this project will be complete, when or if the project will be offered on the market, or if the project will be successful.

In 2020, the Company entered into the initial phase of testing its theory for a sodium-based battery. The study is in conjunction with a Scientific School in Kazakhstan. The study’s focus is of electrochemical processes in biological objects. The Company believes that the transfer rate of sodium ions in our solid electrolyte is sufficient to provide power to the vehicle. The Company has divided the project into three phases. The end result will be the testing of a sodium-based battery on a light chassis. The Company has no projections when this project will be complete, when or if the project will be offered on the market, or if the project will be successful.

In 2021 the Company has engaged MSP Corporate, a Ukrainian patent agency to file a patent on behalf of the Company for their mobile system for the production of hydrogen and electric energy during the movement of automobiles. We believe our system is more suitable for vehicular applications as it recovers metal sodium produced by means of circulating electrical current. The Company has no projections when this project will be complete, when or if the project will be offered on the market, or if the project will be successful.

GENERAL OVERVIEW

The Company is engaged in the business of retail sales in global warming products and solutions and CBD products. We believe that our products will provide our business consumers with solutions to mitigate risks associated with global warming. Our CBD products sold direct to customers is an ancillary service based upon the patterns and habits of our target market. In addition to the resale component of our business, we provide consulting services in various approaches to the mitigating global warming risks and assist our clients with an execution plan for the benefit and growth of their business.

We compete in a highly competitive market that includes other global warming companies, as well as other CBD companies. Our growth is reliant upon our ability to promote our business as earth stewards and attract the attention of the target market who view environmental awareness as a lifestyle.

Thus far, we have been successful in driving traffic to our websites and building a client base. Specifically, we have built a presence on leading social-media sites such as Facebook and Twitter. Through these sites, we post information about our services and make daily attempts to engage our target audience. This process is designed to drive traffic to our websites and eventually leads to sales. The marketing strategy is cost-effective, and we do not anticipate any significant costs arising from this strategy.

We currently operate the following websites, which are not incorporated as part of this registration statement:

·	www.cbd.biz
·	www.gwsogroup.com

CORPORATE INFORMATION

Our principal executive office is located at 28751 Rancho CA Rd., Suite 100, Temecula CA, 92590 and our telephone number is (613) 363-1222. Our fiscal year end is December 31 of each calendar year.

IMPLICATIONS OF BEING AN EMERGING GROWTH COMPANY

We currently qualify as an “emerging growth company” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we expect that we will take advantage of the reduced reporting requirements that are otherwise applicable to public companies. These reduced reporting requirements include:

▪	not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes Oxley Act of 2002, as amended (the “Sarbanes Oxley Act”);
▪	reduced disclosure obligations regarding executive compensation in this prospectus and in our future periodic reports, proxy statements and registration statements; and
▪	not being required to hold a non-binding advisory vote on executive compensation or to seek stockholder approval of any golden parachute payments not previously approved.

We may continue to take advantage of these reduced reporting obligations until such time as we no longer meet the eligibility requirements. If certain events occur prior to such date, including if we become a “large accelerated filer,” our annual gross revenue exceeds $1.07 billion or we issue more than $1.0 billion of non--convertible debt in any three- year period, we would cease to be an emerging growth company.

We have elected to take advantage of certain of the reduced disclosure obligations regarding executive compensation and other matters in this prospectus and other filings we make with the SEC. As a result, the information that we provide to our stockholders is different than the information you might receive from other public fully reporting companies in which you hold equity interests.

The JOBS Act also provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. We have elected to avail ourselves of this exemption and, therefore, we are not subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

BUSINESS

Development of Business

Global Warming Solutions, Inc. (“Company”) is an Oklahoma corporation headquartered in Canada that develops technologies that help mitigate global warming while maintaining a retail operation in CBD products. The Company was formerly known as Southern Investments, Inc., and was domiciled in Oklahoma. On April 15, 2007 the company changed its name to Global Warming Solutions, Inc., and moved its headquarters to the commonwealth of Canada.

The Company was incorporated on March 30, 1999 as Southern Investments, Inc. and has not been in bankruptcy, receivership or any similar proceeding. The Company has never been classified as a shell company.

On April 15, 2007, Southern Investments, Inc. acquired all of the issued and outstanding stock of Global Warming Technologies, Inc., an Oklahoma corporation, in exchange for 55,000,000 shares of Southern Investments, Inc. common stock. Following the acquisition, Southern Investments, Inc. changed its name to Global Warming Solutions, Inc and the Company implemented a 1 for 10 reverse stock split of the Company’s outstanding common stock that took effect on July 6, 2007.

From 2007-2017 the Company was conducting testing of its fertilizer product made with Humate Coated Urea (HCU) with various farmers in Canada. Recently the Company has begun a pilot program in New Zealand with Carbon Company, LTD. Originally, the Company obtained 11.8% of Carbon Company, LTD which was transferred to the Company’s CEO as compensation for work performed on behalf of the Company prior to 2018.

On October 23, 2019 the Company acquired the domain name “www.cbd.biz” and certain other intangible assets in exchange for a convertible promissory note for $100,000 and began offering hemp-based cannabinoid (“CBD”) products through this website.

BUSINESS STRATEGY

Industry Overview

Global Warming Industry

Typically, executives manage environmental risk as a threefold problem of i) regulatory compliance, ii) potential liability for industrial accidents, and iii) pollutant release mitigation. But climate change presents business risks that are different in kind because the impact is global, the problem is long-term, and the harm is essentially irreversible.

The market for global warming solutions is highly competitive and rapidly evolving, resulting in a dynamic competitive environment with several dominant national and multi-national leaders. The Company will have to compete with established corporations that have substantially greater financial, marketing, technical and human resource capabilities. Such competition may be able to undertake more extensive marketing campaigns, adopt more aggressive distribution policies and make more attractive offers to potential clients. The Company expects competition to persist and intensify in the future.

Management believes that there is an increasing demand for money-making ideas created by the warming of our planet and that products and services that slow the flow of greenhouse gases by using less energy or by substituting clean energy for fossil fuels are in great demand.

Cannabidiol (CBD) Industry

Since 1992, when the Endocannabinoid System (ECS) was discovered, many different studies have been conducted on the role it plays in our health and disease management. Since we all possess an ECS, it makes logical sense that we would all benefit in some way with the inclusion of CBD and other cannabinoids in our daily lives.

This research coupled with the spreading legalization of recreational and medical cannabis is why CBD has become mainstream. The increasing worldwide access to CBD products is dispelling many of the myths around it. People who are new to cannabis are recognizing its benefits. The continued growth of the cannabis industry will rely on educating people who are unfamiliar or wary about the plant.

Additionally, the 2018 Farm Bill legalized hemp farming, removing this plant rich in CBD from the Controlled Substance Act and restoring it to its traditional place as an agricultural commodity. This bill will allow states to regulate hemp farming and move forward the industrialization of the hemp plant. As this scale up hemp-based CBD products will become ever more common. The hemp-CBD market is projected to grow from just under $600 million in 2018 to $22 billion by 2022.

Hemp Industry

There are an estimated 25,000 products derived from hemp, that fall into nine submarkets: agriculture, textiles, recycling, automotive, furniture, food and beverages, paper, construction materials, and personal care.

The estimated total retail value of hemp products sold in the U.S. in 2016 was $688 million, a 20% increase from the previous year. There is an average of 15% annual growth in U.S. retail sales from 2010-2105. China is the largest importer of raw and processed hemp fiber in the U.S. Canada is the predominant importer of hemp seed and oil cake.

Description of Business

Our current business strategy is to generate revenue through three basic options: i) consulting fees, ii) royalty fees, and iii) retail sales.

Principal Products

We sale products through our website(s). We maintain no inventory. All sales are based upon resale agreements we have with manufacturers. We are reliant upon our suppliers to have the product available for direct shipment to our customers. Our payment terms for resale items are typically upon the placement of the order.

The resale operations currently are not seasonal. As we begin to bring global warming products, such as HCU fertilizer, seasonal sales will become more abundant.

We have no government contracts at this time, nor are we seeking any. Our retail operations are primarily business to customer, while our consulting and royalty revenues, when earned, will be primarily, business to business.

Warranties

Warranties for products are manufacturer warranties. We offer no other terms.

Customers

Approximately 93% of our sales for the year ended December 31, 2020 were generated from one client in the country of Hungary. This Company represented approximately 92% of our sales for the year ended December 31, 2019.

Patents, Trademarks, Trade Secrets, and Other Intellectual Property

In order to generate revenue from royalties and consulting, we have been developing technologies for future use and development. There are no assurances any of these items currently identified as research and development will materialize or generate revenue for the Company.

We have created various formulas and processes we intend to patent and/or copyright for future use and licensing. The following list comprise our intellectual property:

Pick-Up-Oil – is a proprietary carbon sorbent for oil collection. Under the process, the airborne sorbent is discharged in the oil slick and after absorbing the oil is collected. The product is then extracted from the oil and available for secondary use.

Vita Technologies – consists of i) Carbonit – humate based products that is believed to help healthier plants with half the required fertilizer; ii) Humate Coated Urea (HCU), a fertilizer that is currently under a Pilot Program in New Zealand; iii) Sustainable Food Safety and Shelf Life Technology; iv) PureRay HLE Grow Light, a proprietary wavelength combination of light that is believed to reduce spoilage and pathogenic microorganisms; and v) Water Purification System.

Growth Strategy

We anticipate growth in our operations through normal acceptance of our products, through the licensing of our technologies and intellectual properties, and through acquisitions when deemed in the best interest of our shareholders.

Competition

The Company competes with other industry participants, including those in global warming and CBD products and services. Market and financial conditions, and other conditions beyond the Company’s control may make it more attractive for prospective customers to transact business with other entities.

Our potential competitors may have greater resources, longer histories, more developed intellectual property, and lower costs of operations. Other companies also may enter into business combinations or alliances that strengthen their competitive positions.

Employees

We currently have 2 officers and directors who provide all the primary research and development for future licensing and product evaluations. Our management team currently has no agreement with the Company and works on an as needed basis. We assume as the requirements grow, future commitments from our officers will be obtained. Current management is believed to have been compensated at below market levels during the past five years.

All other services required by the Company are managed through consultants on an as needed basis.

Item 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this prospectus, before making a decision to invest in our units. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Our public stockholders may not be afforded an opportunity to vote on a proposed business transaction, which means we may complete a business transaction even though a majority of our public stockholders do not support such a combination.

We may choose not to hold a stockholder vote to approve a business transaction unless a business transaction would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other reasons. Except as required by law, the decision as to whether we will seek stockholder approval of a proposed business transaction will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may complete a business transaction even if holders of a majority of our public shares do not approve of the business transaction we complete.

If we seek stockholder approval of a business transaction, our initial stockholders will likely agree to vote in favor of such business transaction, regardless of how our public stockholders vote.

One shareholder currently owns shares representing 59.6% of our outstanding shares of common stock immediately following the completion of this offering. Accordingly, if we seek stockholder approval of a business transaction, the agreement by the shareholder to vote in favor of our initial business transaction will increase the likelihood that we will receive the requisite stockholder approval for such business transaction.

Your only opportunity to affect the investment decision regarding a potential business transaction will be limited to us seeking stockholder approval of the business transaction you request to affect.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of any business transaction we initiate. Since our board of directors may complete a business transaction without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on a business transaction, unless we seek such stockholder vote.

Our search for a business transaction, and any target business with which we ultimately consummate a business transaction, may be materially adversely affected by the ongoing coronavirus (COVID-19) pandemic and the status of debt and equity markets.

Since December 2019, a novel strain of coronavirus that causes COVID-19 has spread throughout the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of COVID-19 a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020, the World Health Organization characterized the COVID-19 outbreak as a “pandemic.” The COVID-19 pandemic has resulted, and other infectious diseases could result, in a widespread health crisis that has and will continue to adversely affect economies and financial markets worldwide, and the business of any potential target business with which we consummate a business transaction may also be materially and adversely affected. Furthermore, we may be unable to complete a business transaction if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner, or if COVID-19 causes a prolonged economic downturn. The effects of the COVID-19 pandemic on businesses, and the inability to accurately predict the future impact of the pandemic on businesses, has also made determinations and negotiations of valuation more difficult, which could make it more difficult to consummate a business transaction. The extent to which COVID-19 ultimately impacts our identification and consummation of a business transaction will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity and spread of COVID-19 and actions to contain the virus or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extended period of time, our ability to consummate a business transaction, or the operations of a target business with which we ultimately consummate a business transaction, may be materially adversely affected. In addition, our ability to coordinate as a team or to consummate a business transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events.

If we seek stockholder approval of a business transaction, our sponsor, directors, officers, advisors and their affiliates may elect to purchase public shares from public stockholders, which may influence a vote on a proposed business transaction and reduce the public “float” of our common stock.

If we seek stockholder approval of a proposed business transaction, our directors, officers, advisors, or their affiliates may purchase public shares in privately negotiated transactions or in the open market either prior to or following the completion of the proposed business transaction, although they are under no obligation to do so. However, they have no current commitments, plans, or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the company funds will be used to purchase public shares in such transactions. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares, is no longer the beneficial owner thereof. In addition, if such purchases are made, the public “float” of our common stock and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

You will not have any rights or interests to funds, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares, potentially at a loss.

In no circumstances will a public stockholder have any right or interest of any kind in funds held by the company. Accordingly, to liquidate your investment, you may be forced to sell your public shares, potentially at a loss.

The applicable exchanges may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We expect that our common stock will continue to be listed on the OTCMarkets Pink Sheets. We may apply to have our units listed on the OTCMarkets QB promptly after the submission of this prospectus. We cannot guarantee that our securities will be approved for listing. Although after giving effect to this offering we expect to meet, on a pro forma basis, the minimum initial listing standards of the OTCMarkets, we cannot assure you that our securities will be, or will continue to be, listed on the OTCMarkets in the future or prior to our business ventures. In order to continue listing our securities on the OTCMarkets prior to our business ventures, we must maintain certain financial, distribution, and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity and a minimum number of holders of our securities. Additionally, we will be required to demonstrate compliance with the OTCMarkets’ initial listing requirements, which are more rigorous than the Pink Sheets continued listing requirements, in order to continue to maintain the listing of our securities on the OTCMarkets. We cannot assure you that we will be able to meet all initial listing requirements. If the OTCMarkets delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on the Pink Sheets. If this were to occur, we could face significant material adverse consequences, including:

▪	a limited availability of market quotations for our securities;
▪	reduced liquidity for our securities;
▪	a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
▪	a limited amount of news and analyst coverage; and/or
▪	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that our units and eventually our common stock will be listed on the OTCMarkets, our common stock will likely be deemed covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. Further, if we were no longer listed on the OTCMarkets, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities, including in connection with possible business transactions.

We may be required to take write-downs or write-offs, restructuring and impairment, or other charges that could have a significant negative effect on our financial condition, resulting in a decline of operations, consequently, our stock price, which could cause you to lose some or all of your investment.

We cannot assure you that our due diligence will surface all material issues that may be present in our business, and it is likely not possible to uncover all material issues through a customary amount of due diligence, or factors outside of our control which may arise. As a result of these factors, we may be forced to write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise, and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject to as a result of assuming pre-existing debt held by virtue of our obtaining debt financing to partially finance business operations. Accordingly, stockholders could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business affairs constituted an actionable material misstatement or omission.

If third parties bring claims against us, our proceeds could be reduced, and the per-share price may drastically reduce.

Our fund reserves may not be satisfactory to protect us from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses, and other entities with which we do business with execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against those funds, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility, or other similar claims, as well as claims challenging the enforceability of the waiver, which will be made in order to gain an advantage with respect to a claim against our assets, including the funds held in reserves. If any third party refuses to execute an agreement waiving such claims to our funds, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential clients and vendors may make our proposals less attractive and, to the extent those businesses refuse to execute such a waiver, it may limit the field of potential target business that we might pursue. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future, as a result of, or arising out of, any negotiations, contracts, or agreements with us and will not seek recourse against our reserve funds. Moreover, none of our officers, directors, members, or affiliates will indemnify us for claims by third parties including, without limitation, claims by clients, vendors, and prospective target businesses.

We may not have sufficient funds to satisfy indemnification claims of our directors and officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive (and any other persons who may become an officer or director prior to the initial business transaction will also be required to waive) any right, title, interest, or claim of any kind in or reserved funds, as well as to not seek recourse against such funds for any reason whatsoever (except to the extent they are entitled to funds due to their ownership of public shares). Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds notwithstanding our reserves, or (ii) we consummate a business transaction or transaction relieving us from such claims. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and we may be exposed to claims of punitive damages.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing our reserve funds to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the funds held by us could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete our accounts and assets, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be severely reduced.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming, and costly. Those laws and regulations, and their interpretation and application, may also change from time to time, and those changes could have a material adverse effect on our business, investments, and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business affairs.

We have not adopted plans to hold an annual meeting of stockholders, which could delay the opportunity for our stockholders to elect directors.

We may not hold an annual meeting of stockholders until after we consummate a business transaction (unless required by law). Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of a business transaction, they may attempt to force us to hold one by submitting an application to the Oklahoma Department of Commerce under Oklahoma code.

Initially, holders of common stock will not be entitled to vote on any election of directors we hold.

Initially, our shareholders having majority voting control of the company will elect directors. Holders of our public shares will not be entitled to vote on the election of directors so long as a majority control of stock is held by management and founders. In addition, holders of a majority of our manageable shares may be provided the right to remove a member of the board of directors for any reason. Accordingly, you may not have any say in the management of our company during such time.

Past performance by our management team, directors, advisors, and their respective affiliates may not be indicative of future performance of an investment in the company or in the future performance of any business we may acquire.

Information regarding performance by, or businesses associated with, our management team, directors and advisors, and their respective affiliates, is presented for informational purposes only. Past performance by our management team, directors and advisors, and such affiliates is not a guarantee of success with respect to any business transaction we may consummate. You should not rely on the historical performance of our management team, directors and advisors, or that of their respective affiliates as indicative of the future performance of an investment in the company or the returns the company may generate going forward. Our management team, directors and advisors, and their respective affiliates have had limited past experience with publicly traded entities and have little to no experience working together. The absence of experience working together may be exacerbated by the challenges associated with the COVID-19 pandemic.

We may seek business transaction opportunities in industries or sectors which may or may not be outside of our management team’s area of expertise.

Although we intend to focus on identifying companies in the climate sector, we will consider business transactions and deals outside of our management team’s area of expertise if presented to us and we determine that such offers are attractive opportunities for our company to grow. Although our management will endeavor to evaluate the risks inherent in any particular business transaction, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in this offering than a direct investment, if an opportunity were available, in a business transaction. In the event we elect to pursue a business transaction outside of the areas of our management team’s expertise, our management team’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this prospectus regarding the areas of our management team’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any stockholders who choose to remain stockholders following a business transaction could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

We may seek business transaction opportunities with a financially unstable business or an entity lacking an established record of revenue, cash flow or earnings, which could subject us to volatile revenues, cash flows or earnings, or difficulty in retaining key personnel.

To the extent we complete a business transaction with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our initial business transaction with an affiliated entity or our board cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm or an independent accounting firm that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business transaction.

We may issue additional common stock or register preferred stock to complete a business transaction, to conduct regular business, or according to an employee incentive plan.

Our amended and restated certificate of incorporation authorizes the issuance of up to 1,500,000,000 shares of common stock, par value $0.001 per share. Nevertheless, we may issue a substantial number of additional shares of common stock to complete our initial business transaction or under an employee incentive plan after completion of our initial business transaction. We may also register a newly adopted preferred class of stock.

The issuance of additional shares of common stock or registration of preferred shares:

▪	may significantly dilute the equity interest of investors in this offering;
▪	may subordinate the rights of holders of common stock if a newly adopted preferred stock class is registered with rights senior to those afforded our common stock;
▪	could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and
▪	may adversely affect prevailing

Our ability to successfully conduct a business transaction and to be successful thereafter, or to conduct business in general will be totally dependent upon the efforts of our key personnel, some of whom may join us following such business transactions. The loss of key personnel could negatively impact the operations and profitability of a post-combination business.

Our ability to successfully effect a business transaction is dependent upon the efforts of our key personnel. The role of our key personnel in our current business or one combined with, however, cannot presently be ascertained. Although some of our key personnel may remain with the business in senior management or advisory positions following a business transaction, it is likely that some or all of the management of the merged business will remain in place. While we intend to closely scrutinize any individuals we employ after a business transaction, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements. In addition, the officers and directors of a business we merge with may resign upon completion of a business transaction. The departure of a merging business’ key personnel could negatively impact the operations and profitability of our overall business. The role of a merging business’ key personnel upon the completion of a business transaction cannot be ascertained at this time. Although we contemplate that certain members of a merging company’s management team will remain associated with the merging business, it is possible that members of the management of a merging business will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

We are dependent upon our officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our officers and directors. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our key personnel may negotiate employment or consulting agreements as well as reimbursement of out-of-pocket expenses. These agreements may provide for them to receive compensation or reimbursement for out-of-pocket expenses.

Our key personnel will likely negotiate employment or consulting agreements. They may negotiate reimbursement of any out-of-pocket expenses incurred on our behalf, should they choose to do so. Such negotiations could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us, or as reimbursement for such out-of-pocket expenses. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business transaction.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and their other businesses. Although we have retained and may in the future retain consultants to perform certain services for us, we do not intend to have any full-time employees at this time. Each of our officers and directors is engaged in other business endeavors for which he may be entitled to substantial compensation and our officers and directors are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors may also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to conduct sufficient business. Currently, there are no business affiliations or other business interests to be made aware of.

Certain as our officers and directors are now, all of them may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Our officers and directors are, and may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business. Our officers and directors may invest in diverse industries, including in the climate sector. There could be overlap between companies that would be suitable for a business transaction if one occurs. Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and other entities to which they owe certain fiduciary or contractual duties. Any such opportunities may present additional conflicts of interest in pursuing businesses, and our directors and officers may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a such businesses may be presented to another entity prior to being presented to us. We will likely renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. Currently, there are no business affiliations or potential conflicts of interest to be made aware of.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business transaction with a business affiliated with our directors or officers, although we do not intend to do so. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business transaction or business deal in general, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

We may choose to incur substantial debt to complete a business transaction or to conduct business. We will likely decline to incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest, or claim of any kind in or to the monies held by us. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

▪	default and foreclosure on our assets if our operating revenues are insufficient to repay our debt obligations;
▪	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
▪	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
▪	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
▪	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;
▪	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
▪	increased vulnerability to adverse changes in general economic, industry, and competitive conditions and adverse changes in government regulation;
▪	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and
▪	other disadvantages compared to our competitors who have less debt.

We may attempt to simultaneously complete business transactions with multiple prospective targets, which may give rise to increased costs and risks that could negatively impact our operations and profitability.

We do not intend to purchase multiple businesses in unrelated industries in conjunction with our business. With multiple business transactions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

Our management may not be able to maintain control of a target business after a business transaction.

We may structure a business transaction by which the post-transaction company which our public stockholders’ shares will make up less than 100% of the equity interests or assets of the merging business. As a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, if this were to occur, it may make it more likely that our management will not be able to maintain our control of the business. We cannot provide assurance that, upon loss of control of our business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may be unable to obtain additional financing to complete a business transaction or to fund the operations and growth of a business, which could compel us to restructure or abandon a particular business transaction.

We have no plans at this time to initiate any type of business transaction. As a result, we may be required to seek additional financing to complete such a business transaction. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete a business transaction, we would be compelled to either restructure the transaction or abandon that particular business transaction and seek an alternative business to combine with. In addition, even if we do not need additional financing to complete a business transaction, we may require such financing to fund the operations or growth of the newly combined business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of such business. None of our officers, directors, or stockholders are required to provide any financing to us.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous business transactions with prospective businesses.

Financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP and may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit our appeal to other businesses we engage because some businesses may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal rules.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain an emerging growth company until the last day of the fiscal year in which (1) the aggregate worldwide market value of our common stock held by non-affiliates (public float) equaled or exceeded $250 million as of our prior fiscal year, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the aggregate worldwide market value of our common stock held by non-affiliates equaled or exceeded $700 million as of our prior fiscal year. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements and other disclosures with other public companies difficult or impossible.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As a company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

If we effect a business transaction with a company with operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect a business transaction with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

▪	higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;
▪	rules and regulations regarding currency redemption;
▪	complex corporate withholding taxes on individuals;
▪	laws governing the manner in which future business transactions may be affected;
▪	tariffs and trade barriers;
▪	regulations related to customs and import/export matters;
▪	longer payment cycles and challenges in collecting accounts receivable;
▪	tax issues, including but not limited to tax law changes and variations in tax laws as compared to the United States;
▪	currency fluctuations and exchange controls;
▪	rates of inflation;
▪	cultural and language differences;
▪	employment regulations;
▪	data privacy;
▪	changes in industry, regulatory or environmental standards within the jurisdictions where we operate;
▪	public health or safety concerns and governmental restrictions, including those caused by outbreaks of pandemic disease such as the COVID-19 pandemic;
▪	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;
▪	deterioration of political relations with the United States; and
▪	government appropriations of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

We may face risks related to climate sector companies.

Business transactions with companies in the climate sector, which we broadly define as consisting of all companies the business of which results, directly or indirectly, in the reduction of CO2 and other greenhouse gases into the atmosphere that would otherwise have occurred, entail certain risks. If we are successful in managing a climate sector business plan, we may be subject to, and possibly adversely affected by, the following risks:

▪	recognizing that the market for CO2 avoidance and removal is grounded in science, any material change in consensus scientific opinion in respect of the urgency or potential remedies to the climate challenge could affect the economics of or total addressable market for clean energy and other CO2 reducing products and specialists;
▪	governmental or regulatory actions in any or all of our chosen markets, even if well intentioned from a climate perspective, could have an immediate and dramatic effect on our business operations and opportunities;
▪	the increasingly partisan nature of the public debate about climate issues could result in a consumer backlash in certain markets against products and services which exist, in whole or in part, to reduce CO2 emissions into the atmosphere;
▪	shifting approaches over time to how CO2 emissions are calculated, or to the perceived long-term effectiveness of various approaches to CO2 storage and sequestration, could affect the perceived environmental benefit of our products and services;
▪	dependence of our operations upon third-party suppliers or service providers whose failure either to perform adequately or to adhere to our environmental standards could disrupt our business;
▪	difficulty in establishing and implementing a commercial and operational approach adequate to address the specific needs of the markets we are pursuing;
▪	difficulty in identifying effective local partners and developing any necessary partnerships with local businesses on commercially and environmentally acceptable terms;
▪	our inability to comply with governmental regulations or obtain governmental approval for our products and/or business operations;
▪	difficulty in competing against established companies who may have greater financial resources and/or a more effective or established localized business presence and/or an ability to introduce and sell low or no carbon products at minimal or negative operating margins for sustained periods of time;
▪	difficulty in competing successfully with improved technologies introduced subsequent to our own;
▪	the possibility of applying an ineffective commercial approach to targeted markets, including product offerings that may not meet market needs with respect to their environmental or non-environmental attributes;
▪	an inability to build strong brand identity, environmental credibility or reputation for exceptional customer satisfaction and service;
▪	difficulty in generating sufficient sales volumes at economically sustainable profitability levels;
▪	difficulty in timely identifying, attracting, training, and retaining qualified sales, technical, and other personnel; and
▪	any significant disruption in our computer systems or those of third parties that we would utilize in our operations, including disruptions or failure of our networks, systems or technology as a result of computer viruses, “cyber-attacks,” misappropriation of data or other malfeasance, as well as outages, natural disasters, terrorist attacks, accidental releases of information or similar events.

Any of the foregoing could have an adverse impact on our operations. However, our primary care and attention will be focused on, but not be limited to, the climate sector. Accordingly, if we merge with a business in another industry, these risks will likely may still affect us and we will be subject to other risks attendant with the specific industry in which we operate or target business which we acquire, none of which can be presently ascertained.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

We currently have 5 staff comments received on March 11, 2021 in reference to our Amendment 1 to Registration Statement filed with the SEC on February 14, 2021. We do not believe these staff comments are material to our filings and that all staff comments will be addressed and reconciled.

ITEM 2. PROPERTIES.

None

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. Except as set forth below we are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

Our common stock is quoted on the OTC Markets under the symbol GWSO since 2007.

(b) Market for Common Equity And Related Stockholder Matters

We cannot predict the effect, if any, that market sales of shares of our common stock or the availability of shares of our common stock for sale will have on the market price of our common stock prevailing from time to time. Sales of substantial amounts of our common stock in the public market after this offering could adversely affect market prices prevailing from time to time and could impair our ability to raise capital through the sale of our equity securities.

Our common stock is quoted on OTCMarkets Pink Sheets under the symbol “GWSO”. The following table sets forth for the periods indicated the range of high and low bid quotations per share as reported by OTCMarkets Pink Sheets. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

Period	High	Low
January 1, 2019 through March 31, 2019	0.007	0.002
April 1, 2019 through June 30, 2019	0.003	0.002
July 1, 2019 through September 30, 2019	0.011	0.003
October 1, 2019 through December 31, 2019	0.003	0.002
January 1, 2020 through March 31, 2020	0.010	0.005
April 1, 2020 through June 30, 2020	0.430	0.010
July 1, 2020 through September 30, 2020	0.449	0.196
October 1, 2020 through December 31, 2020	3.440	0.200

The closing price of our common stock as reported on OTCMarkets Pink Sheets was $1.71 on December 31, 2020.

(c) Holders

As of December 31, 2020, and 2019, there were approximately 94 owners of record for our common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Transfer Agent and Registrar

Our independent stock transfer agent is Securities Transfer Corporation, 2901 N. Dallas Parkway, Suite 380, Plano, TX 75093. Telephone: (469) 633-0101.

(d) Dividends

We have never paid or declared any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to fund the expansion of our business, and we do not anticipate paying any cash dividends for the foreseeable future following this offering. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements and other factors that our board of directors deems relevant. In addition, the terms of any future debt or credit facility may preclude us from paying dividends.

(e) Securities Authorized for Issuance under Equity Compensation Plans

None

(f) Recent Sales of Unregistered Securities

In July 2020 two noteholders each converted $14,500 of the outstanding debt the Company owed them into common shares of stock under the terms and conditions outlined in their agreements, which call for a conversion rate of $0.01 per share. Each noteholder was issued 1,450,000 shares for a total of 2,900,000 shares of common stock issued in July 2020.

On October 1, 2020 we issued 1,600,000 shares of common stock to four individuals as stock based compensation. The stock was fully earned at the time of issuance.

On December 5, 2020 three note holders converted their outstanding debt into shares of the Company. Epic Industry Corp., entered into a conversion agreement where it converted the outstanding debt of $116,900 into 550,606 shares of the company’s common stock. Paul Rosenberg entered into a conversion agreement where it converted the outstanding debt of $360,085 into 1,155,885 shares of the company’s common stock. Overwatch Partners, Inc., entered into a conversion agreement where it converted the outstanding debt of $55,208 into 523,899 shares of the company’s common stock.

On December 7, 2020 we issued 200,000 shares of common stock to Igor Vasilenko for services provided. The shares were fully earned at the time of issuance.

(g) Issuer Purchases of Equity Securities

None

ITEM 6. SELECTED FINANCIAL DATA.

We are a smaller reporting company and therefore, we are not required to provide information required by this Item of Form 10-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Results of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the financial statements included herein. Further, this MD&A should be read in conjunction with the Company’s Financial Statements and Notes to Financial Statements included in this Annual Report on Form 10-K for the years ended January 31, 2020 and 2019, as well as the “Business” and “Risk Factors” sections within this Annual Report on Form 10-K. The Company’s financial statements have been prepared in accordance with United States generally accepted accounting principles.

Management’s Discussion and Analysis may contain various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-K, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company has adopted the most conservative recognition of revenue based on the most astringent guidelines of the SEC. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

Any future equity financing will cause existing shareholders to experience dilution of their interest in our Company. In the event we are not successful in raising additional financing, we anticipate that we will not be able to proceed with our business plan. In such a case, we may decide to discontinue our current business plan and seek other business opportunities in the resource sector. Any business opportunity would require our management to perform diligence on possible acquisitions.

During this period, we will need to maintain our periodic filings with the appropriate regulatory authorities and will incur legal and accounting costs. In the event no other such opportunities are available and we cannot raise additional capital to sustain operations, we may be forced to discontinue business. We do not have any specific alternative business opportunities in mind and have not planned for any such contingency.

The Company’s MD&A is comprised of significant accounting estimates made in the normal course of its operations, overview of the Company’s business conditions, results of operations, liquidity and capital resources and contractual obligations.

The discussion and analysis of the Company’s financial condition and results of operations is based upon its financial statements, which have been prepared in accordance with generally accepted accounting principles generally accepted in the United States (or “GAAP”). The preparation of those financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities at the date of its financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Overview

The Company was incorporated under the laws of the State of Oklahoma on March 30, 1999. Headquartered in Canada, the Company develops technologies that help mitigate global warming while maintaining a retail operation in CBD products.

Results of Operations

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates, including those related to uncollectible receivables, inventory valuation, deferred compensation and contingencies.

We base our estimates on historical performance and on various other assumptions that we believe to be reasonable under the circumstances. These estimates allow us to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

We believe the following accounting policies are our critical accounting policies because they are important to the portrayal of our financial condition and results of operations and they require critical management judgments and estimates about matters that may be uncertain. If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations for future periods could be materially affected.

Revenue Recognition Policies

Our revenue is derived from the subscription, non-software related hosted services, term-based and perpetual licensing of software products, associated software maintenance and support plans, consulting services, training, and technical support. Most of our customer arrangements involve multiple solutions and various license rights, bundled with post-contract customer support and other meaningful rights that together provide a complete end-to-end solution to the customer.

We recognize revenue when all guidelines establish through the five-step process to govern contract revenue reporting are met. This 5 step process consists of:

1.	Identify the contract(s) with a customer
2.	Identify the performance obligations in the contract
3.	Determine the transaction price
4.	Allocate the transaction price to the performance obligations in the contract
5.	Recognize revenue when or as you satisfy a performance obligation (rather than on final delivery, as in the past)

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Substantial positive and negative fluctuations can occur in our business due to a variety of factors, including fluctuations in the economy, and the ability to raise capital. In addition, results of operations, which may fluctuate in the future, may be materially affected by many factors of a national and international nature, including economic and market conditions, currency values, inflation, the availability of capital, the level of volatility of interest rates, the valuation of security positions and investments and legislative and regulatory developments. Our results of operations also may be materially affected by competitive factors and our ability to attract and retain highly skilled individuals.

Our operating results and cash flows are presented for the fiscal years ended December 31, 2020 and 2019.

Operating Results

Our operating results for the years ended December 31, 2020 and 2019 are summarized as follows:

Statements of Operations
	For the years ending
	December 31,
	2020	2019

Revenue from services	$181,338	$61,866
Total cost of sales	133,030	51,554
Gross income	$48,308	$10,312
Total operating expenses	896,542	7,268
Net income (loss) from operations	$(848,234)	$3,044

Revenue

Our revenue from operations for the year ended December 31, 2020, was $181,388 compared to $61,866 for the year ended December 31, 2019. The difference was primarily due to retail sales operations began generating sales on October 23, 2019, a partial year as compared to 2020.

Cost of Goods Sold

Our cost of goods sold for the year ended December 31, 2020, was $133,030 as compared to $51,554 for the year ended December 31, 2019. The cost of goods for 2020 was 73.5% as compared to 83.3% for 2019. The costs of goods consisted of $103,083 in resale products, and $28,159 in commissions, with the remaining $1,788 in shipping and merchant fees.

Gross Profit

Our gross profit for the year ended December 31, 2020 was $48,308 as compared to $7,268 for the year ended December 31, 2019. The gross profit represents approximately 26.5% as a percentage of total revenue as compared to 16.7% for the year ended December 31,2019.

Operating Expenses

Our operating expenses for the year ended December 31, 2020, was $896,542 compared to $7,268 for the year ended December 31, 2019.  Our total operating expenses for the year ended December 31, 2020, of $896,542, consisted of $2,121 of selling, general and administrative expenses, stock based compensation of $820,100, professional fees of $40,576, marketing expense of $413, and amortization expense of $33,333. Our total operating expenses for the year ended December 31, 2019, of $7,268 consisted of $290 of selling, general and administrative expenses, professional fees of $4,200, and amortization expense of $2,778. Our general and administrative expenses consist of bank charges and other expenses.

Net Operating Income/Loss

Our net operating loss for the year ended December 31, 2020, was $848,234 as compared to a net income of $3,044 for the year ended December 31, 2019.

Liquidity and Capital Resources

Introduction

During the year ended December 31, 2020, we gained $768 in operating cash flows. Our cash on hand as of December 31, 2020 was $12,450.

Cash Requirements

We had cash available of $12,450 as of December 31, 2020 compared to $11,652 as of December 31, 2019. In 2020 we gained $768 in the operations of our business as compared to $11,652 for the year ending December 31, 2019.

Sources and Uses of Cash

Operations

We gained $1,001 in cash for December 31, 2020 as compared to $12,239 for the year ended December 31, 2019 in cash by operating activities. Net cash gained by operations for the year ended December 31, 2020 consisted primarily of the net loss of $66,237 offset by non-cash expenses of $33,333 in amortization and $863 in imputed interest. Additionally, changes in assets and liabilities consisted of decrease of $13,952 in accounts payable with increases of $30,951 in accrued interest and $16,042 in a reserve for settlements. Net cash gained by operations for the year ending December 31, 2019 consisted primarily of the net loss of $25,622 offset by non-cash expenses of $2,778 in amortization and $4 in imputed interest. Additionally, changes in assets and liabilities consisted of increases of $28,666 in accrued interest and $6,413 in accounts payable.

Financing

We had net cash used in financing activities of $232 for the year ended December 31, 2020 as compared to $557 for the year ended December 31, 2019. Our financing activities consisted of a decrease in convertible noted of $232 for the year ended December 31, 2020.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Going Concern

Our financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is relatively new and has a short history and relatively few sales, no certainty of continuation can be stated. The accompanying consolidated financial statements for the years ended January 31, 2020 and 2019 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company and therefore, we are not required to provide information required by this Item of Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of The Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Global warming solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying the consolidated balance sheets of Global warming solutions Inc. and its subsidiaries (“the Company”) as of December 31, 2020 and 2019 and the related statements of operations, changes in stockholders’ deficit and cash flows, for each of the years then ended, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31 2020, in conformity with generally accepted accounting principles in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, as of December 31, 2020, the Company suffered losses from operations in all years since inception and has a nominal working capital surplus. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weinstein International CPA

We have served as the Company’s auditor since 2020.

Tel Aviv, Israel

March 12, 2021

Global Warming Solutions, Inc.

and SUBSIDIARIES

Consolidated Balance Sheets

 ASSETS

	For the year ending December 31,
	2020	2019
Current Assets
Cash and cash equivalents	$12,450	$11,682
Total current assets	12,450	11,682
Intangible assets, net	63,889	97,222
Total assets	$76,339	$108,904
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$10,171	$24,123
Due to shareholder	1,326	531,309
Reserve for legal settlements	16,042	-
Total current liabilities	27,539	555,432
Total Liabilities	27,539	555,432
Stockholders' equity
Common stock, $0.001 par value, voting; 1,500,000,000 shares	24,335	29,405
authorized; 24,335,390 and 29,405,000 shares issued, and
outstanding, as of December 31, 2020 and 2019, respectively.
Additional paid in capital	3,253,382	1,866,649
Accumulated deficit	(3,228,917)	(2,342,582)
Total stockholders' equity	48,800	(446,528)
Total liabilities and stockholders' equity	$76,339	$108,904

See accompanying notes to audited consolidated financial statements.

Global Warming Solutions, Inc.

and SUBSIDIARIES

Consolidated Statements of Operations

	For the year ending Dec 31,
	2020	2019
Sales	$181,338	$61,866
Total Cost of Sales	133,030	51,554
Gross Profit	48,308	10,312
Selling, general, and administrative	2,121	290
Professional fees	40,576	4,200
Stock based compensation	820,100	-
Marketing & advertising	413	-
Amortization and depreciation	33,333	2,778
Total operating expenses	896,542	7,268
Income (Loss) from operations	(848,234)	3,044
Other income (expense)	(38,102)	(28,666)
Net (loss)	$(886,336)	$(25,622)
Basic and diluted (Loss) per share:
Income(Loss) per share from continuing operations	(0.04)	(0.00)
Income(Loss) per share	(0.04)	(0.00)
Weighted average shares outstanding - basic and diluted	24,335,390	29,405,000

See accompanying notes to audited consolidated financial statements.

Global Warming Solutions, Inc.

Statements of Changes in Stockholders’ Equity for Year Ended December 31, 2020

					Total
	Common Stock		Additional Paid-in	Accumulated Income	Stockholders' Equity
	Shares	Amount	Capital	(Deficit)	(Deficit)
Balance – December 31, 2018	29,405,000	$29,405	$1,866,645	$(2,316,960)	$(388,868)
Imputed Interest			4		4
Net loss	-	-	-	(25,622)	(25,622)
Balance – December 31, 2019	29,405,000	$29,405	$1,866,649	$(2,342,582)	$(446,528)
Imputed interest			1,366		1,366
Stock issued from convertible notes	5,130,390	5,130	553,267		560,197
Stock issued as compensation	1,800,000	1,800	818,300		5,442,351
Stock cancelled	(12,000,000)	(12,000)	12,000		-
Net loss	-	-	-	(886,335)	(886,335)
Balance – December 31, 2020	24,335,390	$24,335	$3,253,917	$(3,228,917)	$48,800

The accompanying notes are an integral part of these audited financial statements.

Global Warming Solutions, Inc.

Statements of Cash Flows

For the years ending December 31,

	2020	2019
Cash flows from operating activities:
Net (Loss)	$(886,336)	$(25,622)
Adjustments to reconcile net loss to net
Cash provided by (used in) operating activities:
Stock based compensation	820,100	-
Imputed Interest	863	4
Depreciation and amortization	33,333	2,778
Decrease (Increase) in:
Accounts payable	(13,952)	6,413
Accrued interest	30,951	28,666
Reserve for settlements	16,042	-
Net cash used in operating activities	$1,001	$12,239
Cash flows from financing activities:
Due to related party	(232)	(557)
Net cash provided by financing activities	$(232)	$(557)
Net change in cash	768	11,682
Cash at beginning of year	11,682	-
Cash as of December 31,	$12,450	$11,682

Supplemental disclosure of cash flows information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities
Convertible note for intangible assets	$-	$100,000
Debt converted into common shares	$561,797	$-

See accompanying notes to audited consolidated financial statements.

Global Warming Solutions, Inc.

Notes to Financial Statements

December 31, 2019

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Global Warming Solutions, Inc. (“Company”) is an Oklahoma corporation headquartered in Canada that develops technologies that help mitigate global warming while maintaining a retail operation in CBD products. The Company was formerly known as Southern Investments, Inc., and was domiciled in Oklahoma. On April 15, 2007 the company changed its name to Global Warming Solutions, Inc., and moved its headquarters to the commonwealth of Canada.

The Company was incorporated on March 30, 1999 as Southern Investments, Inc. and has not been in bankruptcy, receivership or any similar proceeding. The Company has never been classified as a shell company.

On April 15, 2007, Southern Investments, Inc. acquired all of the issued and outstanding stock of Global Warming Technologies, Inc., an Oklahoma corporation, in exchange for 55,000,000 shares of Southern Investments, Inc. common stock. Following the acquisition, Southern Investments, Inc. changed its name to Global Warming Solutions, Inc and the Company implemented a 1 for 10 reverse stock split of the Company’s outstanding common stock that took effect on July 6, 2007.

On July 10, 2007, the Company completed a previously negotiated acquisition by GWTI of the patented GEM Hybrid Engine prototype and technology rights from TecTransfer, Inc. for cash consideration of $75,000 and 218,500 restricted shares of the Company’s Common Stock. The patent expired in March 2020 and the Company did not recognize any income from this patent acquisition.

On October 23, 2019 the Company acquired the domain name, “www.cbd.biz” and other intangible assets from Paul Rosenberg and Overwatch Partners, Inc., for $100,000.

In December 2020 the company incorporated Alterna Motors, LLC, a Wyoming based partnership currently owned 100% by the Company.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The most significant estimates include revenue recognition; sales returns and other allowances; allowance for doubtful accounts; valuation of inventory; valuation and recoverability of long-lived assets; property and equipment; contingencies; and income taxes.

On a regular basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

Revenue Recognition Policies

We earn revenue from the sale of products.

Under Topic 606, revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

We determine revenue recognition through the following steps:

•	identification of the contract, or contracts, with a customer;
•	identification of the performance obligations in the contract;
•	determination of the transaction price;
•	allocation of the transaction price to the performance obligations in the contract; and
•	recognition of revenue when, or as, we satisfy a performance obligation.

Concentration of Credit Risk and Significant Customers

Financial instruments which potentially subject the Company to a concentration of credit risk consist principally of temporary cash investments and accounts receivable. The Company places its temporary cash investments with financial institutions insured by the FDIC. The Company has one primary customer that has accounted for 92% of its sales for the year ended December 31, 2020.

Concentrations of credit risk with respect to trade receivables and commodities are limited due to the diverse group of customers to whom the Company provides services to. The Company establishes an allowance for doubtful accounts when events and circumstances regarding the collectability of its receivables or the selling of its commodities warrant based upon factors such as the credit risk of specific customers, historical trends, other information and past bad debt history. The outstanding balances are stated net of an allowance for doubtful accounts.

Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States. The Company may occasionally maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The risk is managed by maintaining all deposits in high-quality financial institutions.

The Company had $0 in excess of federally insured limits on December 31, 2020, and December 31, 2019.

Cost of Goods Sold

The Company recognizes the direct cost of purchasing product for sale, including freight-in and packaging, as cost of goods sold in the accompanying statement of operations.

Accounts Receivable

The Company’s accounts receivable are trade accounts receivable. The Company recognized $0 as an uncollectable reserve for the years ending December 31, 2020 and 2019.

Income Taxes

Income taxes are accounted for under the assets and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Basic and Diluted Net Loss Per Share

The Company follows ASC Topic 260 – Earnings Per Share, and FASB 2015-06, Earnings Per Share to account for earnings per share. Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

Basic net earnings (loss) per common share are computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Dilutive common stock equivalent shares consist convertible debentures.

Warranties

Warranty reserves include management’s best estimate of the projected costs to repair or to replace any items under warranty, based on actual warranty experience as it becomes available and other known factors that may impact the Company’s evaluation of historical data. Management will review Redfern’s reserves at least quarterly, when they exist, to ensure that its accruals are adequate in meeting expected future warranty obligations, and the Company will adjust its estimates as needed. Initial warranty data can be limited early in the launch of a product and accordingly, the adjustments that are recorded may be material. As a result, the products that can be returned as a warranty replacement are extremely limited. As a result, due to the Company’s warranty policy, the Company did not have any significant warranty expenses to report for the years ended December 31, 2020 and 2019. Based on these actual expenses, the warranty reserve, as estimated by management as of December 31, 2020 and 2019 were at $0. Any adjustments to warranty reserves are to be recorded in cost of sales.

It is likely that as we start selling higher priced products, that are not affected by federal shipping laws and/or are not single use items, we will acquire additional information on the projected costs to service work under warranty and may need to make additional adjustments. Further, a small change in the Company’s warranty estimates may result in a material charge to the Company’s reported financial results.

Commitments and Contingencies

The Company reports and accounts for its commitments and contingencies in accordance with ASC 440 – Commitments and ASC 450 – Contingencies. We recognize a loss on a contingency when it is probable a loss will incur and that the amount of the loss can be reasonably estimated. As of December 31, 2020, and 2019, the Company recognized a loss on contingencies of $0 and $0, respectively.

Recent Accounting Pronouncements:

There have been no recent accounting pronouncements issued which are expected to have a material effect on the Company’s financial statements. Management continues to monitor and review recently issued accounting guidance upon issuance.

In June 2014, the FASB issued ASU No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. The Company has adopted this standard and will not report inception-to-date information.

On May 28, 2014, the FASB issued ASU No. 2015-08 a standard on recognition of revenue from contracts with customers (Topic 606). An issue discussed relates to when another party, along with the entity, is involved in providing a good or a service to a customer. In those circumstances, Topic 606 requires the entity to determine whether the nature of its promise is to provide that good or service to the customer (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). This determination is based upon whether the entity controls the good or the service before it is transferred to the customer. Topic 606 includes indicators to assist in this evaluation. The Company evaluated all its contracts to determine if the Company was a principal or agent. The Company has determined it was the principal in all its contracts.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments. This ASU provides clarification regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The issues addressed in this ASU that will affect us is classifying debt prepayments or debt extinguishment costs and contingent consideration payments made after a business combination. This update is effective for annual and interim periods beginning after December 15, 2017, and interim periods within that reporting period and is to be applied using a retrospective transition method to each period presented. Early adoption is permitted. The adoption of this ASU did not have a material impact on our condensed financial position, results of operations and related disclosures for the years ended December 31, 2020, and 2019.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. Current U.S. GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update. The amendments in this update will align the presentation of deferred income tax assets and liabilities with International Financial Reporting Standards (IFRS) and are effective for fiscal years after December 15, 2016, including interim periods within those annual periods. The adoption of this ASU as of January 1, 2017 did not have a material impact on our condensed consolidated financial statements and related disclosures.

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amends the existing accounting standards for revenue recognition. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (ASU 2016-08) which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The new standard further requires new disclosures about contracts with customers, including the significant judgments the company has made when applying the guidance.

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15, which is effective for annual reporting periods ending after December 15, 2015, extends the responsibility for performing the going-concern assessment to management and contains guidance on how to perform a going-concern assessment and when going-concern disclosures would be required under GAAP. Management’s evaluations regarding the events and conditions that raise substantial doubt regarding our ability to continue as a going concern as discussed in the notes to our consolidated financial statements included elsewhere.

We have implemented all other new accounting pronouncements that are in effect and that may impact our financial statements and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our consolidated financial position or results of operations.

NOTE 3. GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has a limited history, no certainty of continuation can be stated. The accompanying financial statements for the years ended December 31, 2020 and 2019 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company suffered losses from operations in all years since inception, and has a nominal working capital surplus, which raise substantial doubt about its ability to continue as a going concern.

Management is taking steps to raise additional funds to address its operating and financial cash requirements to continue operations in the next twelve months. Management has devoted a significant amount of time in the raising of capital from additional debt and equity financing. However, the Company’s ability to continue as a going concern is dependent upon raising additional funds through debt and equity financing and generating revenue. There are no assurances the Company will receive the necessary funding or generate revenue necessary to fund operations. The financial statements contain no adjustments for the outcome of this uncertainty.

NOTE 4. BALANCE SHEET DETAILS

Intangible Assets

On October 23, 2019 the Company acquired the URL “www.cbd.biz” and certain other intangible assets consisting of trade secrets, brand recognition, and work product for $100,000. The company is currently amortizing this amount over a 36-month period, recognizing $2,778 in amortization per month.

Accounts Payable

The Company’s accounts payable is to a single vendor, Securities Transfer Corporation, the Company’s stock transfer agent. As of December 31, 2020, the Company continues to be charged $350 per month along with interest on the outstanding balance. See Note 6 – Subsequent Events.

Legal Settlements

In June 2020, the Company entered into a settlement agreement with Securities Transfer Corporation. As part of the agreement, the Company was to be forgiven a portion of its outstanding balanced owed ($16,042) should it become current in its payments with the transfer company. The Company has a balance of $10,000 payment to become current and have the additional amount of $16,042 forgiven.

Debt

The following table shows the debt owed by the Company as of December 31:

Debt	2020	2019

Paul Rosenberg	$-	$358,224
Overwatch Partners, Inc.	-	50,625
Epic Industry Corp	-	122,460
	$-	$531,309

On December 11, 2012 the Company entered into a convertible promissory note with Paul Rosenberg in the amount of $144,000. An additional fee of $9,512 was added to the note in December 2017. The note accrued interest at 10% per year and may be convertible into common stock at $0.01 per share. The promissory note is due on demand. The balance due on this note as of December 31, 2019 was $244,800. An additional $62,100 of interest due on the promissory note of Valeriy Lobaryev was assigned to this note on September 18, 2018. On December 5, 2020 the noteholder entered into a conversion agreement where the debt was converted into equity shares (see NOTE 7 – Shareholders’ Equity).

On December 11, 2012 the Company entered into a convertible promissory note with Valeriy Lobaryev in the amount of $108,000. The note accrued interest at 10% per year and was convertible into common stock at $0.01 per share. The promissory note is due on demand. On December 13, 2013 Valeriy Lobaryev assigned his note to Paul Rosenberg. On September 18, 2018 Paul Rosenberg assigned this note to Epic Industry Corp. All interest earned until this date, in the amount of $62,100 was transferred to Paul Rosenberg convertible promissory note. The balance due on this note as of December 31, 2019 was $121,500. On December 5, 2020 the noteholder entered into a conversion agreement where the debt was converted into equity shares (see NOTE 7 – Shareholders’ Equity).

On October 23, 2019 the Company entered into a convertible promissory note with Paul Rosenberg and Overwatch Partners, Inc., in the amount of $50,000 each for a total of $100,000 which was for the acquisition of the URL “www.cbd.biz” and other various intangible assets. The note accrued interest at 10% per year and was convertible into common stock at $0.01 per share. The promissory notes are due in full on November 13, 2020. The notes may be converted at any time at the discretion of the holder provided such conversion would not give the note holder or any affiliates more than 5% control of the Company. The balance due on each note as of December 31, 2019 was $50,625 for a total amount owed of $101,250. On December 5, 2020 the noteholder entered into a conversion agreement where the debt was converted into equity shares (see NOTE 7 – Shareholders’ Equity).

On October 23, 2019 the Company entered into a Line of Credit agreement with Paul Rosenberg and Epic Industry Corp. The Line of Credit agreement has a zero-interest rate but allows for the conversion of the debt into common stock of the Company at $0.01 per share. As of December 31, 2020 the Line of Credit agreement was terminated. Mr. Rosenberg has settled his portion of the Line of Credit while Epic Industry Corp is owed $960 towards the line of credit (subsequently paid in January 2021).

NOTE 5. COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingencies for the year ended December 31, 2020 and 2019.

NOTE 6. ACQUISITIONS

On October 23, 2019, we acquired the domain “www.cbd.biz” and various other intangible assets from Paul Rosenberg and Overwatch Partners, Inc. The Company expects to continue to expend a significant amount of time and capital to further develop these assets.

We entered into a convertible promissory note of $50,000 with Paul Rosenberg and a convertible promissory note of $50,000 with Overwatch Partners, Inc., as a part of the purchase of these assets. The acquisition price was $100,000.

NOTE 7. SHAREHOLDERS’ EQUITY

As of December 31, 2019, the Company was authorized to issue 1,500,000,000 common shares at a par value of $0.001. As of December 31, 2019, the Company had issued and outstanding, 29,405,000 common shares.

In November 2020 the CEO elected to cancel 12,000,000 shares of his stock.

In July 2020 two noteholders (Paul Rosenberg and Epic Industry Corp) each converted $14,500 of the outstanding debt the Company owed them into common shares of stock under the terms and conditions outlined in their agreements, which call for a conversion rate of $0.01 per share. Each noteholder was issued 1,450,000 shares for a total of 2,900,000 shares of common stock issued in July 2020.

On October 1, 2020 we issued 1,600,000 shares of common stock to four individuals as compensation. We issued 1,000,000 common shares to Paul Rosenberg, 200,000 common shares to Victor Vasilenko, 200,000 common shares to Svitlana Kondrikova

On December 5, 2020 three note holders converted their outstanding debt into shares of the Company. Epic Industry Corp entered into a conversion agreement where it converted the outstanding debt of $116,900 into 550,606 shares of the company’s common stock. Paul Rosenberg entered into a conversion agreement where it converted the outstanding debt of $360,085 into 1,155,885 shares of the company’s common stock. Overwatch Partners, Inc., entered into a conversion agreement where it converted the outstanding debt of $55,208 into 523,899 shares of the company’s common stock.

On December 7, 2020 we issued 200,000 shares of common stock to Igor Vasilenko for services provided as compensation.

As of December 31, 2020, the Company was authorized to issue 1,500,000,000 common shares at a par value of $0.001. As of December 31, 2020, the Company had issued and outstanding, 24,335,390 common shares.

NOTE 8. INCOME TAXES

The Company’s income tax expense for the periods presented in the statements of operations represents minimum Delaware franchise taxes. The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes were as follows:

	2020	2019
Statutory federal income tax rate	21.0%	N/A
State income taxes, net of federal taxes	0.0%	N/A
Effective income tax rate	0.0%	0.0%

The Company may not be able to utilize the net operating loss carry forwards for its U.S. income taxes in future periods should it experience a change in ownership as defined in Section 382 of the Internal Revenue Code (“IRC”). Under section 382, should the Company experience a more than 50% change in its ownership over a 3-year period, the Company would be limited based on a formula as defined in the IRC to the amount per year it could utilize in that year of the net operating loss carry forwards. Section 382 of the Internal Revenue Code (“IRC”) imposes limitations on the use of NOL’s and credits following changes in ownership as defined in the IRC. The limitation could reduce the amount of benefits that would be available to offset future taxable income each year, starting with the year of an ownership change. The Company has not completed the complex analysis required by the IRC to determine if an ownership change has occurred.

At the end of the fiscal year ending December 31, 2020, the Company had net operating loss carry forwards available to offset future taxable income of approximately $2,408,817. These carry forwards will begin to expire in the year ending December 31, 2034. Utilization of the net operating loss carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions.

The Company has not performed a change in ownership analysis, accordingly, some or all of its net operating loss carry forwards may not be available to offset future taxable income. Even if the loss carry forwards are available, they may be subject to substantial annual limitations resulting from ownership changes occurring after December 31, 2020, that could result in the expiration of the loss carry forwards before they are utilized.

The nature of the components of the deferred tax asset is entirely attributable to the Net operating loss carryforwards incurred by the Company less any permanent differences that maybe used in future years to offset future tax liabilities. We believe that it is more likely than not that the benefit from certain NOL carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance to offset the deferred tax assets relating to these NOL carryforwards

NOTE 9. SUBSEQUENT EVENTS

There are no significant subsequent reporting events.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report because we did not document our Sarbanes-Oxley Act Section 404 internal controls and procedures.

As funds become available to us, we expect to implement additional measures to improve disclosure controls and procedures such as implementing and documenting our internal controls procedures.

Scope of Management’s Report on Internal Control Over Financial Reporting

N/A

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
●

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that our receipts and expenditures are being made only in accordance with authorizations of our management and board of directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our Chief Executive Officer and Chief Financial Officer have performed an evaluation of our internal control over financial reporting under the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at December 31, 2020 and 2019.

Based on the results of its assessment, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020 and 2019 based on such criteria. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:

Risk Assessment – We did not have an effective risk assessment process. From a governance perspective, we historically did not have a formal process to identify, update and assess risks, including changes in our business practices that could significantly impact our consolidated financial statements as well as the system of internal control over financial reporting.

Control Environment – We did not maintain an effective control environment as evidenced by:

•	Lack of majority independent board members.
•	An insufficient number of personnel to adequately exercise appropriate oversight of accounting judgements and estimates.

Control Activities – We did not have control activities that were designed and operating effectively to identify and address all likely sources of material misstatements, including non-standard transactions. In addition, management review controls were not sufficient or in place to identify all potential accounting errors.

Information and Communications – We did not implement appropriate information technology controls related to access rights for certain financial spreadsheets that are relevant to the preparation of the consolidated financial statements and our system of internal control over financial reporting. In addition, we did not implement the appropriate information technology disaster recovery controls in place to ensure the completeness of financial information surrounding Terra Tech revenues and inventory.

Monitoring – We did not maintain effective monitoring of controls related to the financial close and reporting process. In addition, we did not maintain the appropriate level of review and remediation of internal control over financial reporting deficiencies throughout interim and annual financial periods.

We have not had sufficient time to fully remediate the aforementioned deficiencies and/or there was insufficient passage of time to evidence that the controls that were implemented during 2020 were effective. Therefore, the aforementioned control deficiencies continued to exist as of December 31, 2020. We believe the control deficiencies described herein, individually and when aggregated, represent material weaknesses in our internal control over financial reporting at December 31, 2020 since such deficiencies result in a reasonable possibility that a material misstatement in our annual or interim consolidated financial statements may not be prevented or detected on a timely basis by our internal controls. As a result of our assessment, we have therefore concluded that our internal control over financial reporting was not effective at December 31, 2020.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only the management’s report in this annual report

Material Weakness Discussion and Remediation

We believe that the consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2020 fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

We were not able to fully implement and/or test the design and the operating effectiveness of our control procedures as of December 31, 2020. This required us to design new processes and controls concurrently, and thus did not allow us sufficient time to fully implement and/or test the design and operating effectiveness of the new controls.

We intend to continue to take appropriate and reasonable steps to make necessary improvements to our internal control over financial reporting, including:

☐

Continuing to improve the control environment through (i) being staffed with sufficient number of personnel to address segregation of duties issues, ineffective controls and to perform control monitoring activities, (ii) increasing the level of GAAP knowledge through retaining of a technical accountant, (iii) implementing formal process to account for non-standard transactions, and (iv) implementing and formalizing management oversight of financial reporting at regular intervals;

☐	Continuing to update the documentation of our internal control processes, including implementing formal risk assessment processes;
☐	Implementing control activities that address relevant risks and assure that all transactions are subject to such control activities;
☐	Ensure systems that impact financial information and disclosures have effective information technology controls;
☐	Executing plan to increase number of independent directors to enhance corporate governance and Board composition;
☐	Implementing plan to increase oversight and review of ad hoc spreadsheets while also working to reduce their use.

We believe that the remediation measures described above will strengthen our internal control over financial reporting and remediate the material weaknesses we have identified. We expect that our remediation efforts, including design, implementation and testing will continue throughout fiscal year 2020.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitation on the Effectiveness of Internal Controls

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

All of our directors hold office until the next annual meeting of stockholders and until their successors have been elected and qualified or until their earlier resignation or removal unless his or her office is earlier vacated in accordance with our bylaws or he or she becomes disqualified to act as a director. Our officers shall hold office until the meeting of the Board of Directors following the next annual meeting of stockholders and until his successor has been elected and qualified or until his earlier resignation or removal. The Board of Directors may remove any officer for cause or without cause.

The following table sets forth information concerning our executive officers and directors and their ages at December 31, 2020:

Name	Age	Position
Validimir Vasilenko, Ph.D.	56	CEO/CFO and Director
Artem Madatov	55	Chief Scientific Officer
Michael Pollastro	37	Secretary

Biographical Information For Vladimir Vasilenko

Vladimir Vasilenko was appointed as our President and Chief Executive Officer of Global Warming Solutions, Inc. in 2006. Dr. Vasilenko received a Master of Science degree in 1987 in Biology at St. Petersburg State University. He earned his Ph. D. in plant physiology from Lomonosov Moscow State University in 1992. Vladimir gained research experience at the Russian Academy of Sciences, within the Institute of Plant Physiology and the General Physics Institute. He discovered principles of action of near infrared light upon plants while working at the laboratory of Nobel Prize Laureate Alexander M. Prokhorov (1990-1998). As a research fellow, Vladimir supported the biological side of Prokhorov’s research initiatives related to the application of lasers in environmental technologies and plant agriculture. As a research associate in the Department of Environmental Biology at the University of Guelph in Ontario, Canada, Dr. Vasilenko became involved in a government funded research project called Tomatosphere. Dr. Vasilenko developed a treatment for tomato seeds and the objective was to see if the growth of the seedlings in outer space mirrored the growth of seedlings as observed by students across Canada who received both treated seeds and untreated seeds to carry out controls. Dr. Vasilenko presented seminars at NASA’s Kennedy Space Center seminars concerning the effects of light and plant growth substances on plants. In 2004, Dr. Vasilenko participated in the First World Conference on Organic Seed in Rome, Italy, sponsored by the Food Agricultural Organization (FAO) of the United Nations.

Biographical Information For Artem Madatov

Artem Madatov was appointed as our Chief Scientist at “Global Warming Solutions”, Inc. in 2008. Mr. Madatov has been a private investor focusing on the technology of conversion of renewable energy and energy of carbonaceous wastes. Madatov has Ph.D. in chemical engineering, and more than 25 registered inventions. Mr. Madatov has 30 years’ experience in development, building and exploitation of chemical and energetical plants.

Biographical Information of Michael Pollastro

Michael Pollastro is the managing member of APO Holdings, LLC, a California limited liability company, since 2014, where he has assisted in consulting clients in business administration in preparation of capital raises, mergers, and acquisitions. Prior to 2014 he was CEO for a trucking and logistics company growing it from a small local subsidiary to a national transportation company.

Family Relationships

There are no family relationships between or among the above directors, executive officers or persons nominated or charged by us to become directors or executive officers.

Board Leadership Structure

Mr. Vasilenko currently serves as our chairman of our Board of Directors.

Conflicts of Interest

Members of our management are associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of our company. Although the officers and directors are engaged in other business activities, we anticipate they will devote an important amount of time to our affairs.

Our officers and directors are now and may in the future become shareholders, officers or directors of other companies, which may be formed for the purpose of engaging in business activities similar to ours. Accordingly, additional direct conflicts of interest may arise in the future with respect to such individuals acting on behalf of us or other entities. Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise. Currently, we do not have a right of first refusal pertaining to opportunities that come to their attention and may relate to our business operations.

Our officers and directors are, so long as they are our officers or directors, subject to the restriction that all opportunities contemplated by our plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to us and the companies that they are affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. If we or the companies with which the officers and directors are affiliated both desire to take advantage of an opportunity, then said officers and directors would abstain from negotiating and voting upon the opportunity. However, all directors may still individually take advantage of opportunities if we should decline to do so. Except as set forth above, we have not adopted any other conflict of interest policy with respect to such transactions.

Involvement in Certain Legal Proceedings

Except as noted below, none of the following events have occurred during the past five years and are material to an evaluation of the ability or integrity of any director or officer of the Company:

1.

A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.

Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

a.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

b.	Engaging in any type of business practice; or
c.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.

Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5.

Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.

Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

29

7.

Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

a.	Any Federal or State securities or commodities law or regulation; or
b.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

c.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.

Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Committees

Our Board of Directors as a whole acts as the audit and compensation committees.

Code of Ethics

We adopted a code of ethics that applies to our officers and directors. Our code of ethics is filed with this Annual Report for the year ended December 31, 2020 and 2019.

Indemnification of Directors and Officers.

Under the Oklahoma General Corporation Law, we can indemnify our directors and officers against liabilities they may incur in such capacities, including liabilities under the Securities Act. Our amended and restated articles of incorporation provide that, pursuant to Oklahoma law, our directors shall not be liable for monetary damages for breach of the directors’ fiduciary duty of care to us and our stockholders. This provision in the articles of incorporation does not eliminate the duty of care, and in appropriate circumstances, equitable remedies such as injunctive or other forms of non-monetary relief will remain available under Oklahoma law. In addition, each director will continue to be subject to liability for breach of the director’s duty of loyalty to us or our stockholders, for acts or omissions not in good faith or involving intentional misconduct or knowing violations of law, for any transaction from which the director directly or indirectly derived an improper personal benefit, and for payment of dividends or approval of stock repurchases or redemptions that are unlawful under Oklahoma law. The provision also does not affect a director’s responsibilities under any other law, such as the federal securities laws or state or federal environmental laws.

Our bylaws, as amended, provide for the indemnification of our directors and officers to the fullest extent permitted by the Oklahoma General Corporation Law. We are not, however, required to indemnify any director or officer in connection with any (a) willful misconduct, (b) willful neglect, or (c) gross negligence toward or on behalf of us in the performance of his or her duties as a director or officer. We are required to advance, prior to the final disposition of any proceeding, promptly on request, all expenses incurred by any director or officer in connection with that proceeding on receipt of any undertaking by or on behalf of that director or officer to repay those amounts if it should be determined ultimately that he or she is not entitled to be indemnified under our bylaws or otherwise.

We have been advised that, in the opinion of the SEC, any indemnification for liabilities arising under the Securities Act is against public policy, as expressed in the Securities Act, and is, therefore, unenforceable.

ITEM 11. EXECUTIVE COMPENSATION

The Company does not have a standing compensation committee, audit committee, nomination committee, or committees performing similar functions. We anticipate that we will form such committees of the Board of Directors once we have a full Board of Directors.

The following table sets forth certain compensation information for: (i) the person who served as the Chief Executive Officer of the Company, during the year ended December 31, 2020, regardless of the compensation level, and (ii) each of our other executive officers, serving as an executive officer at any time during 2020 and 2019. The foregoing persons are collectively referred to in this prospectus as the “Named Executive Officers.” Compensation information is shown for the year ended December 31, 2020 and December 31, 2019:

Summary Compensation Table
Name and Principal Position	Year	Salary - $
	2020	-
Validimir Vasilenko, Ph.D., CEO, CFO, Director	2019	-
	2020	-
Artem Madatov, CSO	2019	-

Note: The officers and directors of the Company have received no compensation during the past five years. They have received no stock awards, bonuses, or option awards.

Employment Agreements with Executive Officers

We currently do not have employment agreements with the Executive Officers of the company. Management has received shares of the Company’s stock during their initial tenure with the Company. We expect to enter into long term contracts with management when we have adequate cashflow.

Outstanding Equity Awards as of December 31, 2020

None

Options Exercises and Stocks Vested

None

Grants of Plan-Based Awards

None

Non-Qualified Deferred Compensation

None

Golden Parachute Compensation

None

Director Compensation

None

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Under Rule 13d-3 under the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

The following table indicates beneficial ownership of the Company’s common stock, as of December 31, 2020 by:

•	Each person or entity known by the Company to beneficially own more than 5% of the outstanding shares of the Company’s common stock;
•	Each executive officer and director of the Company; and,
•	All executive officers and directors of the Company as a group.
•	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Percentage of beneficial ownership is based on 22,535,390 shares of common stock outstanding as of December 31, 2020.

Unless otherwise indicated, the address of each beneficial owner listed below is c/o Global Warming Solutions, Inc., 17891 McPhail Rd, Martintown, Ontario, KOC 1S0 Canada.

Beneficial Ownership
Name and Address of Beneficial Owner	Common Shares Owned	Total Shares Calculated as Percentage of Ownership
Validimir Vasilenko, Ph.D.	5,000,000	22.2%
Paramount Trading Company	2,041,740	9.1%
Artem Madatov	1,250,000	5.6%
Paul Rosenberg	2,605,585	11.6%
Michael Hawkins[1]	2,524,505	11.2%
Total as a group2	13,421,830	59.6%

1.	Ownership owned by Michael Hawkins is through Epic Industry Corp in which he is the sole shareholder and Overwatch Partners, Inc., in which he is a controlling person with 50% ownership.
2.	(1)Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock outstanding on January 31, 2020. As of January 31, 2020, there were 10,460,000 shares of our company’s common stock issued and outstanding.

Review, Approval or Ratification of Transactions with Related Persons.

All future related party transactions will be approved, if possible, by a majority of our directors who do not have an interest in the transaction and who will have access, at our expense, to our independent legal counsel.

Description of Capital Structure

General

Our authorized capital stock consists of 1,500,000,000 shares of common stock, par value $ 0.001.

Common Stock

The shares of our common stock presently outstanding, and any shares of our common stock issues upon exercise of common stock purchase options and/or warrants, will be fully paid and non-assessable. Each holder of common stock is entitled to one vote for each share owned on all matters voted upon by shareholders, and a majority vote is required for all actions to be taken by shareholders. In the event we liquidate, dissolve or wind-up our operations, the holders of the common stock are entitled to share equally and ratably in our assets, if any, remaining after the payment of all our debts and liabilities and the liquidation preference of any shares of preferred stock that may then be outstanding. The common stock has no preemptive rights, no cumulative voting rights, and no redemption, sinking fund, or conversion provisions. Holders of common stock are entitled to receive dividends, if and when declared by the Board of Directors, out of funds legally available for such purpose, subject to the dividend and liquidation rights of any preferred stock that may then be outstanding.

Voting Rights

Each holder of Common Stock is entitled to one vote for each share of Common Stock held on all matters submitted to a vote of stockholders.

Dividends

Subject to preferences that may be applicable to any then-outstanding securities with greater rights, if any, and any other restrictions, holders of Common Stock are entitled to receive ratably those dividends, if any, as may be declared from time to time by the Company’s board of directors out of legally available funds. The Company and its predecessors have not declared any dividends in the past and does not presently contemplate that there will be any future payment of any dividends on Common Stock.

Indemnification of Officers and Directors

As permitted by Nevada Revised Statutes, our Articles of Incorporation provide that we will indemnify our directors and officers against expenses and liabilities they incur to defend, settle, or satisfy any civil or criminal action brought against them on account of their being or having been Company directors or officers unless, in any such action, they are adjudged to have acted with gross negligence or willful misconduct.

Pursuant to the foregoing provisions, we have been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in that Act and is, therefore, unenforceable.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In December 2020 the Company’s CEO returned 12,000,000 shares of common stock back to the Company. The Company cancelled the shares.

Director Independence

Our Board of Directors is comprised of 1 member, who is not “independent” within the meaning of Marketplace Rule 5605 of the NASDAQ Stock Market.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

On January 11, 2021, we engaged, Weinstein International CPA to serve as our independent registered public accounting firm for the year ending December 31, 2020 and 2019. The following table shows the fees that were billed for the audit and other services provided for 2020 and 2019.

	2020	2019
Audit Fees	$8,500	$10,500
Total	$8,500	$10,500

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. The audit fees paid to the auditors with respect to 2020 and 2019 were pre-approved by the Board of Directors.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits	Description
10.1	Conversion Agreement with Paul Rosenberg
10.2	Conversion Agreement with Overwatch Partners, Inc.
10.3	Conversion Agreement with Epic Industry Corp
14.1	Code of Ethics
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification Pursuant to Section 906 of the Sarbanes Oxley Act
32.2	Certification Pursuant to Section 906 of the Sarbanes Oxley Act

* Filed herein

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Martintown, Ontario, Canada, on March 12, 2021.

GLOBAL WARMING SOLUTIONS, INC. (Registrant)

Dated: March 12, 2021	/s/ Vladimir Vasilenko
Vladimir Vasilenko
President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1933, this Form 10K has been signed by the following persons in the capacities and on the dates indicated.

Dated: March 12, 2021	/s/ Vladimir Vasilenko
Vladimir Vasilenko
President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director (Principal Executive Officer)

Dated: March 12, 2021	/s/ Vladimir Vasilenko
Vladimir Vasilenko
President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director (Principal Accounting Officer)

