Form 10-Q
period 2021-03-31
Global Warming Solutions, Inc.
filed 2021-05-24
CIK 1430300

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission file number 000-53170

GLOBAL WARMING SOLUTIONS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Oklahoma	73-1561189
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

28751 Rancho California Road, Suite 100

Temecula, California 92590

 (Address of Principal Executive Offices & Zip Code)

(613) 363-1222

(Registrant’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

Securities registered pursuant to Section 12(b) of the Act: None

As of May 19, 2021, the registrant had 20,251,390 shares of common stock issued and outstanding.

GLOBAL WARMING SOLUTIONS, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Global Warming Solutions, Inc.

and Subsidiaries

Condensed Consolidated Balance Sheets

ASSETS
	March 31,	December 31,
	2021	2020
Current Assets
Cash and cash equivalents	$900,832	$12,450
Prepaid expenses	50,548	-
Inventory	287	-
Total current assets	951,666	12,450
Furniture & Equipment	6,014	-
Leasehold improvements	12,328	-
Intangible assets, net	61,157	63,889
Deposits	11,800	-
Total assets	$1,042,966	$76,339
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$11,307	$10,171
Due to shareholder	-	1,326
Reserve for legal settlements	-	16,042
Total current liabilities	11,307	27,539
Total Liabilities	11,307	27,539
Stockholders' equity
Common stock, $0.001 par value, voting; 1,500,000,000 shares authorized; 25,123,139 and 24,335,390 shares issued, and outstanding, as of March 31, 2021 and December 31, 2020, respectively.	25,123	24,335
Additional paid in capital	4,401,224	3,253,382
Accumulated deficit	(3,394,688)	(3,228,917)
Total stockholders' equity	1,031,659	48,800
Total liabilities and stockholders' equity	$1,042,966	$76,339

See accompanying notes to these unaudited condensed consolidated financial statements.

Global Warming Solutions, Inc.

and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Revenue
Sales	$101,389	$30,410
Cost of Sales	69,174	24,841
Gross Profit	32,214	5,569

Operating expenses
Selling, general, and administrative	23,419	1,220
Professional fees	19,430	-
Amortization and depreciation	8,333	7,500
Total operating expenses	51,183	8,720

Income (Loss) from operations	(18,968)	(3,151)
Other income (expense)
Derivative expense	(163,640)	-
Gain on settlement of debt	16,838	(8,800)
Net income (loss) before before taxes	(165,771)	(11,951)
Income tax expense	-	-
Net income (loss)	$(165,771)	$(11,951)
Basic and diluted (Loss) per share:
Income (loss) per share	$(0.01)	$(0.00)
Weighted average shares outstanding - basic and diluted	24,600,424	26,405,000

See accompanying notes to these unaudited condensed consolidated financial statements.

Global Warming Solutions, Inc.

and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

					Total
			Additional	Accumulated	Stockholders'
	Common Stock		Paid-in	Income	Equity
	Shares	Amount	Capital	(Deficit)	(Deficit)
Balance – December 31, 2019	29,405,000	$29,405	$1,866,649	$(2,342,582)	$(446,528)
Imputed interest			360		360
Stock issued from convertible notes	5,130,390	5,130	556,073		561,203
Stock issued as compensation	1,800,000	1,800	818,300		820,100
Stock cancelled	(12,000,000)	(12,000)	12,000		-
Net loss	-	-	-	(886,335)	(886,335)
Balance – December 31, 2020	24,335,390	$24,335	$3,253,382	$(3,228,917)	$48,800
Stock issued for cash	788,000	788	1,147,842		$1,148,630
Net loss				$(165,771)	$(165,771)
Balance – March 31, 2021	25,123,390	$25,123	$4,401,224	$(3,394,688)	$1,031,659

See accompanying notes to these unaudited condensed consolidated financial statements.

Global Warming Solutions, Inc.

and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net (Loss)	$(165,771)	$(11,951)
Adjustments to reconcile net loss to net cash used in operating activities:
Derivative expense	163,640	-
Imputed Interest	-	-
Depreciation and amortization	8,333	7,500
Decrease (Increase) in:
Prepaid expenses	(50,548)	-
Inventory	(287)	-
Accounts payable	1,136	1,050
Accrued interest	-	8,800
Reserve for settlements	(16,042)
Net cash provided by (used) in operating activities	$(59,539)	$5,399
Cash flows from investing activities:
Increase (Decrease) in:
Acquisition of property, plant and equipment	(18,343)	-
Acquisition of intangible assets	(5,600)	-
Deposits	(11,800)	-
Net cash received in investing activities	$(35,743)	$-
Cash flows from financing activities:
Due to related party	(1,327)	-
Proceeds from issuance of stock, net	984,990	-
Net cash provided by financing activities	$983,663	$-
Net change in cash	888,382	5,399
Cash at beginning of year	12,450	11,682
Cash as of March 31,	$900,832	$17,081

Supplemental disclosure of cash flows information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities
Convertible note for intangible assets	$-	$100,000

See accompanying notes to these unaudited condensed consolidated financial statements.

Global Warming Solutions, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1. Nature of Operations and Basis of Presentation

Global Warming Solutions, Inc. (“Company”) is an Oklahoma corporation headquartered in California that develops technologies to help mitigate the effects of global warming. Formerly maintaining a retail operation in CBD products this has since been divested to focus primarily on climate change solutions. The Company was formerly known as Southern Investments, Inc., and was domiciled in Oklahoma. On April 15, 2007 the company changed its name to Global Warming Solutions, Inc., and moved its headquarters to the commonwealth of Canada. In February 2021 we relocated to Temecula, California.

The Company was incorporated on March 30, 1999 as Southern Investments, Inc. and has not been in bankruptcy, receivership or any similar proceeding. The Company has never been classified as a shell company.

On April 15, 2007, Southern Investments, Inc. acquired all of the issued and outstanding stock of Global Warming Technologies, Inc., an Oklahoma corporation, in exchange for 55,000,000 shares of Southern Investments, Inc. common stock. Following the acquisition, Southern Investments, Inc. changed its name to Global Warming Solutions, Inc., and the Company implemented a 1 for 10 reverse stock split of the Company’s outstanding common stock that took effect on July 6, 2007.

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

On May 8, 2021 the company ceased all operations relating to CBD sales. The website “www.cbd.biz” has since been shut down. All operations pertaining to CBD sales have been divested and discontinued.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 12, 2021.

In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of our condensed consolidated financial statements as of December 31, 2020, and for the three months ended March 31, 2021 and 2020. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the operating results for the full year ending December 31, 2021.

NOTE 2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

Concentration of Credit Risk and Significant Customers

Financial instruments which potentially subject the Company to a concentration of credit risk consist principally of temporary cash investments and accounts receivable. The Company places its temporary cash investments with financial institutions insured by the FDIC. The Company has one primary customer that has accounted for 93% of our sales for the three months ended March 31, 2021 and 92% of its sales for the year ended December 31, 2020.

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

The Company had $0 in excess of federally insured limits on March 31, 2021, and December 31, 2020.

Cost of Goods Sold

The Company recognizes the direct cost of purchasing product for sale, including freight-in and packaging, as cost of goods sold in the accompanying statement of operations.

Accounts Receivable

The Company’s accounts receivable are trade accounts receivable. The Company recognized $0 as an uncollectable reserve for the periods ending March 31, 2021 and 2020.

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

Commitments and Contingencies

The Company reports and accounts for its commitments and contingencies in accordance with ASC 440 – Commitments and ASC 450 – Contingencies. We recognize a loss on a contingency when it is probable a loss will incur and that the amount of the loss can be reasonably estimated. As of March 31, 2021, and December 31, 2020, the Company recognized a loss on contingencies of $0 and $0, respectively.

Recent Accounting Pronouncements

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments. This ASU provides clarification regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The issues addressed in this ASU that will affect us is classifying debt prepayments or debt extinguishment costs and contingent consideration payments made after a business combination. This update is effective for annual and interim periods beginning after December 15, 2017, and interim periods within that reporting period and is to be applied using a retrospective transition method to each period presented. Early adoption is permitted. The adoption of this ASU did not have a material impact on our condensed financial position, results of operations and related disclosures for the three months ended March 31, 2021 and year ended December 31, 2020.

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

NOTE 3. Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has a limited history, no certainty of continuation can be stated. The accompanying financial statements for the three months ended March 31, 2021 and for the year ended December 31, 2020 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

NOTE 4. Balance Sheet Items

Cash and cash equivalents

As of March 31, 2021, the Company had $900,832 in cash.

Prepaid expenses

As of March 31, 2021, the Company had $50,548 in prepaid expenses related to marketing and related services.

Intangible Assets

On October 23, 2019 the Company acquired the URL “www.cbd.biz” and certain other intangible assets consisting of trade secrets, brand recognition, and work product for $100,000. The company is currently amortizing this amount over a 36-month period, recognizing $2,778 in amortization per month.

Accounts Payable

The Company’s accounts payable is related to various service providersto a single vendor, Securities Transfer Corporation, the Company’s stock transfer agent. As of December 31, 2020, the Company continues to be charged $350 per month along with interest on the outstanding balance.

Legal Settlements

In June 2020, the Company entered into a settlement agreement with Securities Transfer Corporation. As part of the agreement, the Company was to be forgiven a portion of its outstanding balanced owed ($16,042) should it become current in its payments with the transfer company. The Company has a balance of $10,000 payment to become current and have the additional amount of $16,042 forgiven. As of March 31, 2021, the outstanding balance has been settled and the Company recognized $16,042 in settlement of debt.

Debt

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

On October 23, 2019 the Company entered into a Line of Credit agreement with Paul Rosenberg and Epic Industry Corp. The Line of Credit agreement has a zero-interest rate but allows for the conversion of the debt into common stock of the Company at $0.01 per share. As of December 31, 2020, the Line of Credit agreement was terminated. Mr. Rosenberg has settled his portion of the Line of Credit while Epic Industry Corp is owed $960 towards the line of credit (subsequently paid in January 2021).

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

NOTE 5. Stockholders’ Equity

As of March 31, 2021, the Company was authorized to issue 1,500,000,000 common shares at a par value of $0.001. As of March 31, 2021, the Company had issued and outstanding, 25,123,390 common shares.

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

As of March 31, 2021, the Company was authorized to issue 1,500,000,000 common shares at a par value of $0.001. As of March 31, 2021, the Company had issued and outstanding, 25,123,139 common shares.

In February 2021, the Company commenced a private placement of its common shares at an offering price of $1.25 per share. As of March 31, 2021, the Company had sold 788,000 shares of its common stock for gross proceeds of $1,145,000. In addition, each investor was issued a warrant to purchase an additional share at $1.75 for every 10 shares they purchased. In April 2021, the Company sold an additional 128,000 shares of its common stock for gross proceeds of $160,000. The private capital raise was exempt from registration under Regulation D Rule 506(c). This funding will be utilized for day-to-day operations as well as to finance the development of our ECO APP (see comments below) and the mobile system for the production of hydrogen and electric energy during the movement of automobile, along with other unforeseen projects that the Company will elect to develop and participate in.

On April 29, 2021 the Company paid Vladimir Valisenko, the former CEO of the Company, $50,000 in exchange for services and the cancellation of 5,000,000 of the Company’s common stock.

NOTE 6. Warrants to Purchase Common Stock

Warrants Issued to Investors

As of March 31, 2021, we have warrants to purchase 78,800 shares of common stock at $1.75 per share. All of these warrants expire in March 2026.

NOTE 7. Commitments and Contingencies

The Company has no commitments or contingencies for the three months ended March 31, 2021 and 2020.

NOTE 8. Acquisitions

On October 23, 2019, we acquired the domain “www.cbd.biz” and various other intangible assets from Paul Rosenberg and Overwatch Partners, Inc.

We entered into a convertible promissory note of $50,000 with Paul Rosenberg and a convertible promissory note of $50,000 with Overwatch Partners, Inc., as a part of the purchase of these assets. The acquisition price was $100,000. On May 8, 2021 the Company divested itself of the domain www.cbd.biz. See Note 9 for further information.

NOTE 9. Subsequent Events

On April 29, 2021, the Company paid $50,000 to Vladimir Valisenko, the former CEO of the Company, in exchange for services and the cancellation of 5,000,000 of the Company’s common stock.

On May 8, 2021 the Company divested itself from all CBD products and discontinued any operations associated with the sale of CBD products. The Company sold the assets to Green Holistic Solutions, Inc., in exchange for 18 million shares of Green Holistic Solutions common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, in connection with the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements Such forward-looking statements include statements about our expectations, beliefs or intentions regarding our potential product offerings, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made and are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” or “will,” and similar expressions or variations. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those risks disclosed under the caption “Risk Factors” included in our 2020 annual report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 12, 2021 and in our subsequent filings with the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Overview

Development of Business

Global Warming Solutions, Inc. (“Company”) is an Oklahoma corporation headquartered in California that develops technologies to help mitigate the effects of global warming. Formerly maintaining a retail operation in CBD products this has since been divested to focus primarily on climate change solutions. The Company was formerly known as Southern Investments, Inc., and was domiciled in Oklahoma. On April 15, 2007 the company changed its name to Global Warming Solutions, Inc., and moved its headquarters to the commonwealth of Canada. In February 2021 we relocated to Temecula, California.

The Company was incorporated on March 30, 1999 as Southern Investments, Inc. and has not been in bankruptcy, receivership or any similar proceeding. The Company has never been classified as a shell company.

On April 15, 2007, Southern Investments, Inc. acquired all of the issued and outstanding stock of Global Warming Technologies, Inc., an Oklahoma corporation, in exchange for 55,000,000 shares of Southern Investments, Inc. common stock. Following the acquisition, Southern Investments, Inc. changed its name to Global Warming Solutions, Inc., and the Company implemented a 1 for 10 reverse stock split of the Company’s outstanding common stock that took effect on July 6, 2007.

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

On May 8, 2021 the company ceased all operations relating to CBD sales. The website “www.cbd.biz” has since been shut down. All operations pertaining to CBD sales have been divested and discontinued.

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

Principal Products

Currently the company has initiated research and development on Hydrogen Fuel Cell Batteries which they expect to compete directly with the current Lithium-Ion market. They have also entered into a “Letter of Intent” on a Turbine Energy Project with a Due Diligence period beginning in the second quarter of 2021.

We have no government contracts at this time, nor are we seeking any. Our retail operations will be primarily business to customer, while our consulting and royalty revenues, when earned, will be primarily, business to business.

Customers

Approximately 93% of our sales for the three months ended March 31, 2021 were generated from one client in the country of Hungary. This Company represented approximately 92% of our sales for the three months ended March 31, 2020.

Patents, Trademarks, Trade Secrets, and Other Intellectual Property

In order to generate revenue from royalties and consulting, we have been developing technologies for future use and development. There are no assurances any of these items currently identified as research and development will materialize or generate revenue for the Company.

We intend to file a provisional patent with the U.S. Patent Office in the first quarter of 2021 titled Hydrogen Supply Way and Device… This patent will cover intellectual property developed by us in expanding our business opportunities as discussed under Recent Events.

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

Hybrid Electrochemical Energy System – is a patented battery system employing advanced manufacturing techniques for solid state electrolytes. With large capacity anode due to special design creating higher specific energy due to air oxygen acting as a depolarizer we expect much quicker charging times and far cheaper manufacturing costs.

Turbine Energy Project – is a patented turbine technology that increases the efficiency of electrical power production triggered by wind. Lift force is generated with relatively low wind force and utilizes changes in temperature and density to generate equivocal force throughout thus creating perpetual flow.

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

Recent Events

On April 8, 2021, Mr. Michael Pollastro, 37, was appointed to the Board of Directors and President of the Company. Also, effective April 8, 2021, Mr. Vladimir Vasilenko resigned from his position on the Board of Directors and as Chief Executive Officer of the Company and appointed Chief Scientific Officer. Mr. Vaslienko’s resignation was not based on any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

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

In 2020, the Company entered into the initial phase of testing its theory for a sodium-based battery. The study is in conjunction with a Scientific School in Kazakhstan. The study’s focus is of electrochemical processes in biological objects. The Company believes that the transfer rate of sodium ions in our solid electrolyte is sufficient to provide power to the vehicle. The Company has divided the project into three phases. The end result will be the testing of a sodium-based battery on a light chassis. The Company has no projections when this project will be complete, when or if the project will be offered on the market, or if the project will be successful. The cost associated with this project has been minimal to date; however, we expect the initial investment to develop this will be greater than we can self-fund. We are actively seeking to raise capital through private placement exempt from registration under Rule 506(c).

In December 2020, the Company began developing and designing an ECO APP for calculating, assessing, monitoring CO2 emissions and reforestation of affected areas. The application will use satellite imaging and other remote-sensing technologies to measure real time atmospheric CO2 being absorbed and stored by trees and other plants across the USA and Europe. The Company is still evaluating revenue potential opportunities associated with this initiative. The Company has no projections when this project will be complete, when or if the project will be offered on the market, or if the project will be successful.

On December 11, 2020 the Company announced it was relocating its headquarters to Temecula, California in January 2021. In February 2021 we relocated to Temecula, California.

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

On December 3, 2020 the Company incorporated Alterna Motors, LLC, a Wyoming limited liability company, a wholly owned subsidiary of the Company. Subsequently, Alterna Motors entered into a letter of intent with Classic Electro, LLC, based in Grodno, Belorussia. It is in the intent of the parties for Alterna Motors to be the American and Canadian distributor of Classic Electro’s retrofitting engine concept and universal electric mobility installation kit. The Company has no assurances at this time that this project will be implemented, that an actual agreement will be entered into, or if this project will be successful. In addition, Alterna Motors is developing a line of three-wheeled, all electric local delivery vehicles for use in the USA and Europe. The Company has no assurances at this time that this project will be implemented, that an actual agreement will be entered into, or if this project will be successful. The cost associated with this project has been minimal to date; however, we expect the initial investment to develop this will be greater than we can self-fund. We are actively seeking to raise capital through private placement exempt from registration under Rule 506(c).

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

Results of Operations

Revenue

Our revenue from operations for the three months ended March 31, 2021, was $101,389 compared to $30,410 for the three months ended March 31, 2020. The difference was primarily due to increase retail sales operations in 2021 as compared to 2020.

Cost of Goods Sold

Our cost of goods sold for the three months ended March 31, 2021, was $69,174 as compared to $24,841 for the three months ended March 31, 2020. The cost of goods for 2021 was 68.2% as compared to 81.7% for 2020. The costs of goods consisted of $55,670 in resale products, and $12,719 in commissions, with the remaining $785 in shipping and merchant fees.

Gross Profit

Our gross profit for the three months ended March 31, 2021 was $32,214 as compared to $5,569 for the three months ended March 31, 2020. The gross profit represents approximately 31.8% as a percentage of total revenue for the three months ended March 31, 2021 as compared to 18.3% for the three months ended March 31,2020.

Operating Expenses

Our operating expenses for the three months ended March 31, 2021, was $51,183 compared to $8,720 for the three months ended March 31, 2020. Our total operating expenses for the three months ended March 31, 2021 consisted of $23,419 of selling, general and administrative expenses, professional fees of $19,430, and amortization expense of $8,333. Our total operating expenses for the three months ended March 31, 2020 consisted of $1,220 of selling, general and administrative expenses, and amortization expense of $7,500. Our general and administrative expenses consist of bank charges and other expenses.

Net Loss

Our net loss for the three months ended March 31, 2021, was $165,771 as compared to a net loss of $11,951 for the three months ended March 31, 2020.

Liquidity and Capital Resources

As of March 31, 2021, we had current assets of $951,666, including $900,832 in cash, and current liabilities of $11,307, resulting in a working capital of $940,359.

In February 2021, we commenced a private placement of 1,000,000 units of our securities, at a price of $1.25 per unit. Each unit consists of one share of our common stock and a common stock purchase warrant to purchase one-tenth share of our common stock, over a five-year period, at an exercise price of $1.75 per share. As of the date of this report, 916,000 shares of common stock were issued for gross proceeds of $1,145,000 have been received.

We believe as of the date of this report, we have the working capital on hand, along with our expected cash flow from operations, to fund our current level of operations at least through the end of the next twelve months. However, there can be no assurance that we will not require additional capital. If we require additional capital, we will seek to obtain additional working capital through the sale of our securities and, if available, bank lines of credit. However, there can be no assurance we will be able to obtain access to capital as and when needed and, if so, the terms of any available financing may not be subject to commercially reasonable terms.

Cash Flows

Operating Activities

We used cash for operating activities totaling $59,539 during the three months ended March 31, 2021 and generated cash from operating activities totaling $5,399 during the three months ended March 31, 2020. The increase in cash used in operations was primarily due to a decrease in reserve for settlement of debt.

Investing Activities

We used cash for investing activities totaling $35,743 during the three months ended March 31, 2021. Investing activities during the three months ended March 31, 2021 consisted of $18,343 of equipment purchases, $5,600 in intangible assets and $11,800 of deposits on lease.

There was no cash used or provided in investing activities during the three months ended March 31, 2020.

Financing Activities

We generated cash for financing activities totaling $983,664 during the three months ended March 31, 2021. Financing activities during the three months ended March 31, 2021 consisted of $984,990 of proceeds from the issuance of stock and $1,326 in payments to related parties.

There was no cash used or provided in financing activities during the three months ended March 31, 2020.

Critical Accounting Policies and Estimates

Refer to Note 2, “Summary of Significant Accounting Polices,” in the accompanying notes to the condensed consolidated financial statements for a discussion of recent accounting pronouncements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by section 10(f)(1) of Regulation S-K. As such, we are not required to provide the information set forth in this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that as of March 31, 2021 our disclosure controls and procedures were not effective.

Changes in Internal Control

There were no changes in our internal control over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 5.   Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification by Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002 *
31.2	Certification by Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002 *
32.1	Certification Pursuant to 18 U.S.C. Section 1350 *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Definition Linkbase Document *
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document *

* Filed electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Global Warming Solutions, Inc.

Date: May 24, 2021	By:	/s/ Michael Pollastro
Michael Pollastro
Chairman, President, and Chief Financial Officer
(Principal Executive Officer)

