Form 10-Q
period 2021-06-30
Global Warming Solutions, Inc.
filed 2021-09-27
CIK 1430300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of September 23, 2021, the registrant had 20,251,390 shares of common stock issued and outstanding.

GLOBAL WARMING SOLUTIONS, INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Global Warming Solutions, Inc.

and Subsidiaries

Consolidated Balance Sheets

ASSETS
	June 30,	December 31,
	2021	2020
Current Assets
Cash and cash equivalents	$822,416	$12,450
Prepaid expenses	37,735	-
Inventory	-	-
Total current assets	860,152	12,450
Furniture & Equipment, net	33,453	-
Leasehold improvements, net	23,474	-
Intangible assets, net	8,092	63,889
Investment in Green Holistic	71,790	-
Deposits	11,800	-
Total assets	$1,008,762	$76,339

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$5,894	$10,171
Due to shareholder	-	1,326
Other current liabilities	18,260	-
Reserve for legal settlements	-	16,042
Total current liabilities	24,155	27,539
Total Liabilities	24,155	27,539
Stockholders' equity
Common stock, $0.001 par value, voting; 200,000,000 shares authorized; 20,251,390 and 24,335,390 shares issued, and outstanding, as of June 30, 2021 and December 31, 2020, respectively.	20,251	24,335
Additional paid in capital	4,516,096	3,253,382
Accumulated deficit	(3,551,740)	(3,228,917)
Total stockholders' equity	984,607	48,800
Total liabilities and stockholders' equity	$1,008,762	$76,339

See accompanying notes to these unaudited consolidated financial statements.

Global Warming Solutions, Inc.

and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Sales	$336	$38,264	$101,724	$68,674
Cost of Sales	3,664	28,079	72,839	52,920
Gross Profit	(3,328)	10,185	28,886	15,754

Operating expenses
Selling, general, and administrative	141,495	(567)	164,914	653
Professional fees	8,737	7,832	28,167	7,832
Amortization and depreciation	3,492	9,167	11,825	16,667
Total operating expenses	153,724	16,432	204,906	25,152

Income (Loss) from operations	(157,052)	(6,247)	(176,020)	(9,398)
Other income (expense)
Derivative expense	-	-	(163,640)	-
Gain on settlement of debt	-	(13,311)	16,838	(22,111)
Net income (loss) before before taxes	(157,052)	(19,558)	(322,823)	(31,509)
Income tax expense	-	-	-	-
Net income (loss)	$(157,052)	$(19,558)	$(322,823)	$(31,509)
Basic and diluted (Loss) per share:
Income (loss) per share	$(0.01)	$(0.00)	$(0.01)	$(0.00)
Weighted average shares outstanding - basic and diluted	23,849,676	26,405,000	24,339,085	26,405,000

See accompanying notes to these unaudited consolidated financial statements.

Global Warming Solutions, Inc.

and Subsidiaries

Consolidated Statement of Stockholders’ Equity

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Deficit)	Equity (Deficit)
Balance – December 31, 2019	29,405,000	$29,405	$1,866,649	$(2,342,582)	$(446,528)
Imputed interest			360		360
Stock issued from convertible notes	5,130,390	5,130	556,073		561,203
Stock issued as compensation	1,800,000	1,800	818,300		820,100
Stock cancelled	(12,000,000)	(12,000)	12,000		-
Net loss	-	-	-	(886,335)	(886,335)
Balance – December 31, 2020	24,335,390	$24,335	$3,253,382	$(3,228,917)	$48,800
Stock issued for cash	916,000	916	1,307,714		$1,308,630
Stock repurchased for cash	(5,000,000)	(5,000)	(45,000)		$(50,000)
Net loss				$(322,823)	$(322,823)
Balance – June 30, 2021	20,251,390	$20,251	$4,516,096	$(3,551,740)	$984,607

See accompanying notes to these unaudited consolidated financial statements.

Global Warming Solutions, Inc.

and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net (Loss)	$(322,823)	$(31,509)
Adjustments to reconcile net loss to net
Cash provided by (used in) operating activities:
Stock based compensation	-	-
Imputed Interest	-	-
Depreciation and amortization	11,825	16,667
Decrease (Increase) in:
Prepaid expenses	(37,735)
Inventory	-	-
Accounts payable	(5,603)	1,050
Accrued interest	-	16,127
Deferred revenue	-	134
Other current liabilities	18,260
Reserve for settlements	(16,042)
Net cash provided by (used) in operating activities	$(352,117)	$2,469
Cash flows from investing activities:
Increase (Decrease) in:
Acquisition of property, plant and equipment	(60,274)	-
Acquisition of intangible assets	(24,472)	-
Deposits	(11,800)	-
Net cash received in investing activities	$(96,546)	$-
Cash flows from financing activities:
Convertible note	-	(29,000)
Proceeds from issuance of stock, net	1,308,630	29,000
Funds used to repurchase stock	(50,000)
Net cash provided by financing activities	$1,258,630	$-
Net change in cash	809,966	2,469
Cash at beginning of year	12,450	11,682
Cash as of June 30,	$822,416	$14,151

Supplemental disclosure of cash flows information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities
Convertible note for intangible assets	$-	$100,000
Debt converted into common shares	$-

See accompanying notes to these unaudited consolidated financial statements.

Global Warming Solutions, Inc.

Notes to Consolidated Financial Statements

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

On May 8, 2021 the company ceased all operations relating to CBD sales. The website “www.cbd.biz” has since been shut down. All operations pertaining to CBD sales have been divested and discontinued. The domain and all other assets associated with CBD sales was transferred to Green Holistic Solutions, Inc., in exchange for 18 million shares of Green Holistic Solutions, Inc. Green Holistic Solutions, Inc., is controlled by Paul Rosenberg and Michael Hawkins, both of whom are a significant shareholder of the Company.

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

In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of our condensed consolidated financial statements as of December 31, 2020, and for the three months ended June 30, 2021 and 2020. The results of operations for the three months ended June 30, 2021 are not necessarily indicative of the operating results for the full year ending December 31, 2021.

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

The Company had $0 in excess of federally insured limits on June 30, 2021, and December 31, 2020.

Cost of Goods Sold

The Company recognizes the direct cost of purchasing product for sale, including freight-in and packaging, as cost of goods sold in the accompanying statement of operations.

Accounts Receivable

The Company’s accounts receivable are trade accounts receivable. The Company recognized $0 as an uncollectable reserve as of June 30, 2021 and the year ending December 31, 2020.

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

Commitments and Contingencies

The Company reports and accounts for its commitments and contingencies in accordance with ASC 440 – Commitments and ASC 450 – Contingencies. We recognize a loss on a contingency when it is probable a loss will incur and that the amount of the loss can be reasonably estimated. As of June 30, 2021, and December 31, 2020, the Company recognized a loss on contingencies of $0 and $0, respectively.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments. This ASU provides clarification regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The issues addressed in this ASU that will affect us is classifying debt prepayments or debt extinguishment costs and contingent consideration payments made after a business combination. This update is effective for annual and interim periods beginning after December 15, 2017, and interim periods within that reporting period and is to be applied using a retrospective transition method to each period presented. Early adoption is permitted. The adoption of this ASU did not have a material impact on our condensed financial position, results of operations and related disclosures for the six months ended June 30, 2021 and 2020.

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

NOTE 3. Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has a limited history, no certainty of continuation can be stated. The accompanying financial statements for the six months ended June 30, 2021 and 2020 and as of June 30, 2021 and December 31, 2020 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

NOTE 4. Balance Sheet Details

Intangible Assets

On October 23, 2019, the Company acquired the URL “www.cbd.biz” and certain other intangible assets consisting of trade secrets, brand recognition, and work product for $100,000. The company is currently amortizing this amount over a 36-month period, recognizing $2,778 in amortization per month.

On May 8, 2021, the company ceased all operations relating to CBD sales. The website “www.cbd.biz” has since been shut down. All operations pertaining to CBD sales have been divested and discontinued. The domain and all other assets associated with CBD sales was transferred to Green Holistic Solutions, Inc., in exchange for 18 million shares of Green Holistic Solutions, Inc. Green Holistic Solutions, Inc., is controlled by Paul Rosenberg and Michael Hawkins, both of whom are a significant shareholder of the Company.

Accounts Payable

The Company’s accounts payable is to a single vendor, Securities Transfer Corporation, the Company’s stock transfer agent. As of June 30, 2021, the Company continues to be charged $350 per month along with interest on the outstanding balance. See Note 9 – Subsequent Events.

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

Debt

On December 11, 2012 the Company entered into a convertible promissory note with Paul Rosenberg in the amount of $144,000. An additional fee of $9,512 was added to the note in December 2017. The note accrued interest at 10% per year and may be convertible into common stock at $0.01 per share. The promissory note is due on demand. The balance due on this note as of December 31, 2019 was $244,800. An additional $62,100 of interest due on the promissory note of Valeriy Lobaryev was assigned to this note on September 18, 2018. On December 5, 2020 the noteholder entered into a conversion agreement where the debt was converted into equity shares (see NOTE 5 – Shareholders’ Equity).

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

In February 2021, the Company commenced a private placement of its common shares at an offering price of $1.25 per share. As of June 30, 2021, the Company had sold 788,000 shares of its common stock for gross proceeds of $1,145,000. In addition, each investor was issued a warrant to purchase an additional share at $1.75 for every 10 shares they purchased. In April 2021, the Company sold an additional 128,000 shares of its common stock for gross proceeds of $160,000. The private capital raise was exempt from registration under Regulation D Rule 506(c). This funding will be utilized for day-to-day operations as well as to finance the development of our ECO APP (see comments below) and the mobile system for the production of hydrogen and electric energy during the movement of automobile, along with other unforeseen projects that the Company will elect to develop and participate in.

On April 29, 2021, the Company paid Vladimir Valisenko, the former CEO of the Company, $50,000 in exchange for services and the cancellation of 5,000,000 of the Company’s common stock.

As of June 30, 2021, the Company was authorized to issue 1,500,000,000 common shares at a par value of $0.001. As of June 30, 2021, the Company had issued and outstanding, 20,251,390 common shares.

NOTE 6. Warrants to Purchase Common Stock

Warrants Issued to Investors

As of June 30, 2021, we have warrants to purchase 78,800 shares of common stock at $1.75 per share. All of these warrants expire in March 2026.

NOTE 7. Commitments and Contingencies

The Company has no commitments or contingencies for the three and six months ended June 30, 2021, and 2020.

NOTE 8. Acquisitions

On October 23, 2019, we acquired the domain “www.cbd.biz” and various other intangible assets from Paul Rosenberg and Overwatch Partners, Inc. The Company expects to continue to expend a significant amount of time and capital to further develop these assets.

On March 15, 2021, the Company acquired 62.5% of Green Holistic Solutions, Inc., when it transferred the domain of www.cbd.biz and associated intangible and tangible assets to Green Holistic Solutions in exchange for 15,000,000 shares of common stock. On May 6, 2021, the Company decided to divest itself of control of the Green Holistic Solutions. On May 11, 2021, 30,000,000 shares of Green Holistic Solutions was acquired by Paul Rosenberg and Overwatch Partners, Inc. Due to this acquisition the Company owns 27.8% of Green Holistic Solutions, Inc., and treats its investment into the Company as a Cost Basis investment. The Company has no operational control over Green Holistic Solutions, Inc.

We entered into a convertible promissory note of $50,000 with Paul Rosenberg and a convertible promissory note of $50,000 with Overwatch Partners, Inc., as a part of the purchase of these assets. The acquisition price was $100,000.

On May 8, 2021, the company ceased all operations relating to CBD sales. The website “www.cbd.biz” has since been shut down. All operations pertaining to CBD sales have been divested and discontinued. The domain and all other assets associated with CBD sales was transferred to Green Holistic Solutions, Inc., in exchange for 18 million shares of Green Holistic Solutions, Inc. Green Holistic Solutions, Inc., is controlled by Paul Rosenberg and Michael Hawkins, both of whom are a significant shareholder of the Company.

NOTE 9. Subsequent Events

None

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, in connection with the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements Such forward-looking statements include statements about our expectations, beliefs or intentions regarding our potential product offerings, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made and are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” or “will,” and similar expressions or variations. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those risks disclosed under the caption “Risk Factors” included in our 2020 annual report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 12, 2021, and in our subsequent filings with the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

BUSINESS

Development of Business

Global Warming Solutions, Inc. (“Company”) is an Oklahoma corporation headquartered in California that develops technologies to help mitigate the effects of global warming. Formerly maintaining a retail operation in CBD products this has since been divested to focus primarily on climate change solutions. The Company was formerly known as Southern Investments, Inc., and was domiciled in Oklahoma. On April 15, 2007, the company changed its name to Global Warming Solutions, Inc., and moved its headquarters to the commonwealth of Canada. In February 2021 we relocated to Temecula, California.

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

Exclusive Rights License Technology

Turbine Energy Project – is a patented turbine technology invented and owned by Dr. Yuri Abramov “Licensor”, that increases the efficiency of electrical power production triggered by wind. Lift force is generated with relatively low wind force and utilizes changes in temperature and density to generate equivocal force throughout thus creating perpetual flow. The Company has the right of the use of the patented technology on a perpetual basis. The Company will pay a 6% licensing fee until such time as $10 million has been paid to the Licensor at which time the patent shall be transferred to the Company and the Licensor shall receive an option for up to 2% of the total issued and outstanding stock.

Growth Strategy

We anticipate growth in our operations through normal acceptance of our products, through the licensing of our technologies and intellectual properties, and through acquisitions when deemed in the best interest of our shareholders.

Our involvement in development projects since revamping our operations in February of 2021 has provided substantial advancements towards our goal in combating climate change. Securing patents and global development projects; has opened the doors to many alternative green energy solutions.

As we continue to create, secure, develop new clean energy technologies, we understand there is a strong demand from our current administration to revolutionize the green energy sector immediately. Our goal has never been to improve existing technologies limitations; but to seek new technologies to revolutionize the industry.

Working closely with scientists worldwide, our advantage to our mission is our ability to search out and locate innovation. We have the ability to expand upon working inventions with additional patent technologies that we own (or seek to own) to truly create green energy solutions that produce more, cost less, and save our planet from the trajectory that our current energy methods have put us on.

Competition

The Company competes with other industry participants, including those in global warming products and services. Market and financial conditions, and other conditions beyond the Company’s control may make it more attractive for prospective customers to transact business with other entities.

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

Results of Operations

Revenue

Our revenue from operations for the three months ended June 30, 2021, was $336 compared to $38,264 for the three months ended June 30, 2020. The difference was primarily due to the Company ceasing all operations relating to CBD sales in the second quarter of 2021 as compared to 2020.

For the six months ended June 30, 2021, revenue was $101,724 compared to $68,674 for the six months ended June 30, 2020. The difference was primarily due to increase retail sales operations in the first quarter of 2021 as compared to 2020.

Cost of Goods Sold

Our cost of goods sold for the three months ended June 30, 2021, was $3,664 as compared to $28,079 for the three months ended June 30, 2020. The difference was primarily due to increase retail sales operations in the first quarter of 2021 as compared to 2020.

For the six months ended June 30, 2021, the cost of goods sold was $72,839 as compared to $52,920 for the six months ended June 30, 2020. The costs of goods consisted of $59,334 in resale products, and $12,719 in commissions, with the remaining $785 in shipping and merchant fees.

Gross Profit

Our gross profit for the three months ended June 30, 2021, was $(3,328) as compared to $10,185 for the three months ended June 30, 2020.

For the six months ended June 30, 2021, gross profit was $28,886 as compared to $15,754 for the six months ended June 30, 2020. The gross profit represents approximately 28.4% as a percentage of total revenue for the six months ended June 30, 2021 as compared to 22.9% for the six months ended June 30,2020.

Operating Expenses

Our operating expenses for the three months ended June 30, 2021, was $153,724 compared to $16,432 for the three months ended June 30, 2020. Our total operating expenses for the three months ended June 30, 2021, consisted of $141,495 of selling, general and administrative expenses, professional fees of $8,737, and amortization expense of $3,492. Our total operating expenses for the three months ended June 30, 2020, consisted of $(567) of selling, general and administrative expenses, professional fees of $7,832, and amortization expense of $9,167. Our general and administrative expenses consist of payroll, professional services, bank charges and other expenses.

For the six months ended June 30, 2021, operating expenses were $204,906 compared to $25,152 for the six months ended June 30, 2020. Our total operating expenses for the six months ended June 30, 2021, consisted of $164,914 of selling, general and administrative expenses, professional fees of $28,167, and amortization expense of $11,825. Our total operating expenses for the six months ended June 30, 2020, consisted of $653 of selling, general and administrative expenses, professional fees of $7,832, and amortization expense of $16,667. Our general and administrative expenses consist of payroll, professional services, bank charges and other expenses.

Net Loss

Our net loss for the three months ended June 30, 2021, was $157,052 as compared to a net loss of $19,558 for the three months ended June 30, 2020.

Our net loss for the six months ended June 30, 2021, was $322,823 as compared to a net loss of $31,509 for the six months ended June 30, 2020. The net loss for the six months ended June 30, 2021 includes a derivative expense of $163,640.

Liquidity and Capital Resources

As of June 30, 2021, we had current assets of $860,152, including $822,416 in cash, and current liabilities of $24,155, resulting in a working capital of $835,997.

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

Cash Flows

Operating Activities

We used cash from operating activities totaling $352,117 during the six months ended June 30, 2021 and generated cash from operating activities totaling $2,469 during the six months ended June 30, 2020. The increase in cash used in operations was primarily due to an increase in operating activities.

Investing Activities

Investing activities during the six months ended June 30, 2021 consisted of $60,274 of equipment purchases, $24,472 in intangible assets and $11,800 of deposits on lease.

There was no cash used or provided in investing activities during the six months ended June 30, 2020.

Financing Activities

Financing activities during the six months ended June 30, 2021 consisted of $1,3080,630 of proceeds from the issuance of stock and $50,000 of payments on the repurchase of stock.

For the six months ended June 30, 2020, the cash flows from financing activities consisted of $29,000 of proceed from the issuance of stock and the payment of $29,000 related to a convertible note.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that as of June 30, 2019 our disclosure controls and procedures were not effective.

Changes in Internal Control

There were no changes in our internal control over financial reporting during the six months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 5.  Other Information

None

Item 6. Exhibits

Exhibit No.	Description
10.1	Letter of Intent with Yuri Abramov*
31.1	Certification by Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002 *
31.2	Certification by Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002 *
32.1	Certification Pursuant to 18 U.S.C. Section 1350 *
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Filed electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Global Warming Solutions, Inc.

Date: September 27, 2021	By:	/s/ Michael Pollastro
Michael Pollastro
Chairman, President and Chief Financial Officer
(Principal Executive Officer)

