Form 10-Q
period 2021-09-30
Global Warming Solutions, Inc.
filed 2021-11-15
CIK 1430300

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 2, 2021, the registrant had 17,547,505 shares of common stock issued and outstanding.

GLOBAL WARMING SOLUTIONS, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GLOBAL WARMING SOLUTIONS, INC.
Consolidated Balance Sheets

	September 30,	December 31,
	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$680,104	$12,450
Prepaid expenses	24,923	-
Total current assets	705,027	12,450
Furniture & Equipment, net	31,459	-
Leasehold improvements, net	21,657	-
Intangible assets, net	8,000	63,889
Investment in Green Holistic	71,804	-
Deposits	11,800	-
Total assets	$849,747	$76,339

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,500	$10,171
Due to shareholder	-	1,326
Other current liabilities	31,443	-
Reserve for legal settlements	-	16,042
Total current liabilities	32,943	27,539
Total Liabilities	32,943	27,539
Stockholders' equity
Common stock, $0.001 par value, voting; 200,000,000 shares authorized; 17,547,505 and 24,335,390 shares issued, and outstanding, as of September 30, 2021 and December 31, 2020, respectively.	17,548	24,335
Additional paid in capital	4,503,800	3,253,382
Accumulated deficit	(3,704,544)	(3,228,917)
Total stockholders' equity	816,804	48,800
Total liabilities and stockholders' equity	$849,747	$76,339

See accompanying notes to these consolidated financial statements.

GLOBAL WARMING SOLUTIONS, INC.
Consolidated Statements of Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Sales	$-	$50,454	$101,724	$119,128
Cost of Sales	-	36,699	72,839	89,619
Gross Profit	-	13,755	28,886	29,509

Operating expenses
Selling, general, and administrative	16,697	797	181,611	1,450
Professional fees	104,741	11,393	132,907	19,225
Research and development	27,416		27,416
Amortization and depreciation	3,951	8,333	15,776	25,000
Total operating expenses	152,804	20,523	357,710	45,675

Income (Loss) from operations	(152,804)	(6,768)	(328,824)	(16,166)
Other income (expense)
Derivative expense	-	-	(163,640)	-
Gain on settlement of debt	-	(9,821)	16,838	(31,932)
Net income (loss) before before taxes	(152,804)	(16,589)	(475,627)	(48,098)
Income tax expense	-	-	-	-
Net income (loss)	$(152,804)	$(16,589)	$(475,627)	$(48,098)
Basic and diluted (Loss) per share:
Income (loss) per share	$(0.01)	$(0.00)	$(0.02)	$(0.00)
Weighted average shares outstanding - basic and diluted	20,048,375	32,832,273	23,067,080	29,937,329

See accompanying notes to these consolidated financial statements.

GLOBAL WARMING SOLUTIONS, INC.
Statement of Stockholders' Equity (Deficit)

			Additional	Accumulated	Total
	Common Stock		Paid-in	Income	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity (Deficit)
Balance – December 31, 2019	29,405,000	$29,405	$1,866,649	$(2,342,582)	$(446,528)
Imputed interest			360		360
Stock issued from convertible notes	5,130,390	5,130	556,073		561,203
Stock issued as compensation	1,800,000	1,800	818,300		820,100
Stock cancelled	(12,000,000)	(12,000)	12,000		-
Net loss	-	-	-	(886,335)	(886,335)
Balance – December 31, 2020	24,335,390	$24,335	$3,253,382	$(3,228,917)	$48,800
Stock issued for cash	968,000	968	1,372,662		$1,373,630
Stock repurchased for cash	(7,755,885)	(7,756)	(122,244)		$(130,000)
Net loss				$(475,627)	$(475,627)
Balance – September 30, 2021	17,547,505	$17,548	$4,503,800	$(3,704,544)	$816,804

See accompanying notes to these consolidated financial statements.

GLOBAL WARMING SOLUTIONS, INC.
Statements of Cash Flows

	For the Nine Months Ended
	September 30,
	2021	2020
Operating activities:
Net (Loss)	$(475,627)	$(48,098)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Imputed Interest	-	360
Depreciation and amortization	15,776	25,000
Changes in operating assets and liabilities:
Prepaid expenses	(24,923)	-
Accounts payable	(9,997)	(13,346)
Accrued interest	-	24,927
Deferred revenue	-	134
Other current liabilities	31,443	-
Reserve for settlements	(16,042)	16,042
Net cash provided by (used in) operating activities	$(479,370)	$5,019

Investing activities:
Acquisition of property, plant and equipment	(68,607)	-
Acquisition of intangible assets	(16,199)	-
Deposits	(11,800)	-
Net cash received in investing activities	$(96,606)	$-

Cash flows from financing activities:
Convertible note	-	(29,000)
Proceeds from issuance of stock, net	1,373,630	29,000
Funds used to repurchase stock	(130,000)	-
Net cash provided by financing activities	$1,243,630	$-
Net change in cash	667,654	5,019
Cash, beginning of the period	12,450	11,682
Cash, ending of the period	$680,104	$16,701

Supplemental disclosure of cash flows information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to these consolidated financial statements.

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

The Company was incorporated on March 30, 1999, as Southern Investments, Inc. and has not been in bankruptcy, receivership or any similar proceeding. The Company has never been classified as a shell company.

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

On October 23, 2019, the Company acquired the domain name “www.cbd.biz” and certain other intangible assets in exchange for a convertible promissory note for $100,000 and began offering hemp-based cannabinoid (“CBD”) products through this website.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 12, 2021.

In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of our consolidated financial statements as of December 31, 2020, and for the three and nine months ended September 30, 2021, and 2020. The results of operations for the three and nine months ended September 30, 2021, are not necessarily indicative of the operating results for the full year ending December 31, 2021.

NOTE 2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

The Company had $0 in excess of federally insured limits on September 30, 2021, and December 31, 2020.

Cost of Goods Sold

The Company recognizes the direct cost of purchasing product for sale, including freight-in and packaging, as cost of goods sold in the accompanying statement of operations.

Accounts Receivable

The Company’s accounts receivable are trade accounts receivable. The Company recognized $0 as an uncollectable reserve as of September 30, 2021, and the year ending December 31, 2020.

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

Commitments and Contingencies

The Company reports and accounts for its commitments and contingencies in accordance with ASC 440 – Commitments and ASC 450 – Contingencies. We recognize a loss on a contingency when it is probable a loss will incur and that the amount of the loss can be reasonably estimated. As of September 30, 2021, and December 31, 2020, the Company had no commitments and contingencies.

Recent Accounting Pronouncements:

There have been no recent accounting pronouncements issued which are expected to have a material effect on the Company’s financial statements. Management continues to monitor and review recently issued accounting guidance upon issuance.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments. This ASU provides clarification regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The issues addressed in this ASU that will affect us is classifying debt prepayments or debt extinguishment costs and contingent consideration payments made after a business combination. This update is effective for annual and interim periods beginning after December 15, 2017, and interim periods within that reporting period and is to be applied using a retrospective transition method to each period presented. Early adoption is permitted. The adoption of this ASU did not have a material impact on our consolidated financial position, results of operations and related disclosures for the nine months ended September 30, 2021 and 2020.

On August 28, 2017, the FASB issued Accounting Standards Update No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). ASU 2017-12 expands component and fair value hedging, specifies the presentation of the effects of hedging instruments, eliminates the separate measurement and presentation of hedge ineffectiveness, and updates disclosure requirements related to hedging. The Company adopted the amendment as of January 1, 2020. Adoption of the guidance did not have a material impact on the Company’s consolidated financial statements, as the Company had not yet undertaken any hedging activities at the date of adoption.

On August 27, 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The guidance eliminates, adds, and modifies certain disclosure requirements for fair value measurements. The Company adopted the amendment as of January 1, 2019. Adoption of the guidance did not have a material impact on the Company’s consolidated financial statements and disclosures.

On November 11, 2019, the FASB issued Accounting Standards Update No. 2019-08, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Codification Improvements—Share-Based Consideration Payable to a Customer (“ASU 2019-08”), that simplifies and increases comparability of accounting for nonemployee share-based payments, specifically those made to customers. The new guidance requires companies to measure and classify (on the balance sheet) share-based payments to customers by applying the guidance in Topic 718. As a result, the amount recorded as a reduction in revenue would be measured based on the grant-date fair value of the share-based payment. The Company elected to early adopt the amendment as of January 1, 2019. Adoption of the guidance did not have a material impact on the Company’s consolidated financial statements and disclosures.

We have implemented all other new accounting pronouncements that are in effect and that may impact our financial statements and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our consolidated financial position or results of operations.

NOTE 3. Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has a limited history, no certainty of continuation can be stated. The accompanying financial statements for the nine months ended September 30, 2021, and 2020 and as of September 30, 2021, and December 31, 2020, have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

Debt

On December 11, 2012, the Company entered into a convertible promissory note with Paul Rosenberg in the amount of $144,000. An additional fee of $9,512 was added to the note in December 2017. The note accrued interest at 10% per year and may be convertible into common stock at $0.01 per share. The promissory note is due on demand. The balance due on this note as of December 31, 2019, was $244,800. An additional $62,100 of interest due on the promissory note of Valeriy Lobaryev was assigned to this note on September 18, 2018. On December 5, 2020, the noteholder entered into a conversion agreement where the debt was converted into equity shares (see NOTE 5 – Stockholders’ Equity).

On December 11, 2012, the Company entered into a convertible promissory note with Valeriy Lobaryev in the amount of $108,000. The note accrued interest at 10% per year and was convertible into common stock at $0.01 per share. The promissory note is due on demand. On December 13, 2013, Valeriy Lobaryev assigned his note to Paul Rosenberg. On September 18, 2018, Paul Rosenberg assigned this note to Epic Industry Corp. All interest earned until this date, in the amount of $62,100 was transferred to Paul Rosenberg convertible promissory note. The balance due on this note as of December 31, 2019, was $121,500. On December 5, 2020, the noteholder entered into a conversion agreement where the debt was converted into equity shares (see NOTE 5 – Stockholders’ Equity).

On October 23, 2019, the Company entered into a convertible promissory note with Paul Rosenberg and Overwatch Partners, Inc., in the amount of $50,000 each for a total of $100,000 which was for the acquisition of the URL “www.cbd.biz” and other various intangible assets. The note accrued interest at 10% per year and was convertible into common stock at $0.01 per share. The promissory notes are due in full on November 13, 2020. The notes may be converted at any time at the discretion of the holder provided such conversion would not give the note holder or any affiliates more than 5% control of the Company. The balance due on each note as of December 31, 2019, was $50,625 for a total amount owed of $101,250. On December 5, 2020, the noteholder entered into a conversion agreement where the debt was converted into equity shares (see NOTE 5 – Stockholders’ Equity).

On October 23, 2019, the Company entered into a Line of Credit agreement with Paul Rosenberg and Epic Industry Corp. The Line of Credit agreement has a zero-interest rate but allows for the conversion of the debt into common stock of the Company at $0.01 per share. As of December 31, 2020, the Line of Credit agreement was terminated. Mr. Rosenberg has settled his portion of the Line of Credit while Epic Industry Corp is owed $960 towards the line of credit and subsequently paid in January 2021.

On December 5, 2020, the Company converted all its outstanding debt into common stock. Total debt converted was $531,203 at the conversion price of $2.13 per share. An additional two million shares were issued to three debt holders as settlement for converting at $2.13 per share instead of $0.01 as outlined in their various debt instruments. Under the conversions, Paul Rosenberg was issued 1,155,585 shares of common stock, Epic Industry Corp was issued 550,606 shares of common stock and Overwatch Partners, Inc., was issued 523,899 shares of common stock.

NOTE 5. Stockholders’ Equity

As of September 30, 2021, the Company was authorized to issue 1,500,000,000 common shares at a par value of $0.001. As of September 30, 2021, the Company had issued and outstanding, 17,547,505 common shares.

In November 2020 the former CEO elected to cancel 12,000,000 shares of his stock.

In July 2020 two noteholders (Paul Rosenberg and Epic Industry Corp) each converted $14,500 of the outstanding debt the Company owed them into common shares of stock under the terms and conditions outlined in their agreements, which call for a conversion rate of $0.01 per share. Each noteholder was issued 1,450,000shares for a total of 2,900,000 shares of common stock issued in July 2020.

On October 1, 2020, we issued 1,600,000 shares of common stock to four individuals as compensation. We issued 1,000,000 common shares to Paul Rosenberg, 200,000 common shares to Victor Vasilenko, 200,000 common shares to Svitlana Kondrikova

On December 5, 2020, three note holders converted their outstanding debt into shares of the Company. Epic Industry Corp entered into a conversion agreement where it converted the outstanding debt of $116,900 into 550,606 shares of the company’s common stock. Paul Rosenberg entered into a conversion agreement where it converted the outstanding debt of $360,085 into 1,155,885 shares of the company’s common stock. Overwatch Partners, Inc., entered into a conversion agreement where it converted the outstanding debt of $55,208 into 523,899 shares of the company’s common stock.

On December 7, 2020, we issued 200,000 shares of common stock to Igor Vasilenko for services provided as compensation.

In February 2021, the Company commenced a private placement of its common shares at an offering price of $1.25 per share. As of September 30, 2021, the Company had sold 968,000 shares of its common stock for gross proceeds of $1,210,000. In addition, each investor was issued a warrant to purchase an additional share at $1.75 for every 10 shares they purchased. The private capital raise was exempt from registration under Regulation D Rule 506(c). This funding will be utilized for day-to-day operations as well as to finance the development of our ECO APP and the mobile system for the production of hydrogen and electric energy during the movement of automobile, along with other unforeseen projects that the Company will elect to develop and participate in.

On April 29, 2021, the Company paid Vladimir Valisenko, the former CEO of the Company, $50,000 in exchange for services and the cancellation of 5,000,000of the Company’s common stock.

In August 2021, the Company cancelled 400,000 shares of common stock in exchange for $60,000.

On September 27, 2021, the Company cancelled 2,355,885 shares of common stock in exchange for $20,000.

As of September 30, 2021, the Company was authorized to issue 1,500,000,000 common shares at a par value of $0.001. As of September 30, 2021, the Company had issued and outstanding, 17,547,505common shares.

NOTE 6. Warrants to Purchase Common Stock

Warrants Issued to Investors

As of September 30, 2021, we have warrants to purchase 91,600 shares of common stock at $1.75 per share. All of these warrants expire between March and July 2026.

NOTE 7. Commitments and Contingencies

The Company has no commitments or contingencies for the three and nine months ended September 30, 2021, and 2020.

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

The Company was incorporated on March 30, 1999, as Southern Investments, Inc. and has not been in bankruptcy, receivership or any similar proceeding. The Company has never been classified as a shell company.

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

On October 23, 2019, the Company acquired the domain name “www.cbd.biz” and certain other intangible assets in exchange for a convertible promissory note for $100,000 and began offering hemp-based cannabinoid (“CBD”) products through this website.

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

On December 11, 2020, the Company announced it was relocating its headquarters to Temecula, California in January 2021. In February 2021 we relocated to Temecula, California.

On December 5, 2020, the Company converted all its outstanding debt into common stock. Total debt converted was $531,203 at the conversion price of $2.13 per share. An additional two million shares were issued to three debt holders as settlement for converting at $2.13 per share instead of $0.01 as outlined in their various debt instruments. Under the conversions, Paul Rosenberg was issued 1,155,585 shares of common stock, Epic Industry Corp was issued 550,606 shares of common stock and Overwatch Partners, Inc., was issued 523,899 shares of common stock.

On December 3, 2020, the Company incorporated Alterna Motors, LLC, a Wyoming limited liability company, a wholly owned subsidiary of the Company. Subsequently, Alterna Motors entered into a letter of intent with Classic Electro, LLC, based in Grodno, Belorussia. It is in the intent of the parties for Alterna Motors to be the American and Canadian distributor of Classic Electro’s retrofitting engine concept and universal electric mobility installation kit. The Company has no assurances at this time that this project will be implemented, that an actual agreement will be entered into, or if this project will be successful. In addition, Alterna Motors is developing a line of three-wheeled, all electric local delivery vehicles for use in the USA and Europe. The Company has no assurances at this time that this project will be implemented, that an actual agreement will be entered into, or if this project will be successful. The cost associated with this project has been minimal to date; however, we expect the initial investment to develop this will be greater than we can self-fund. We are actively seeking to raise capital through private placement exempt from registration under Rule 506(c).

On November 17, 2020, the Company’s former CEO cancelled 12 million shares he owned in the Company. The former CEO received no compensation for such cancellation.

On October 26, 2020, the Company established an advisory committee. The advisory committee consists of seven members with expertise in the global warming communities. Each member has agreed to serve on the advisory committee for 2 years. The goal of the advisory committee is to make recommendations to the company and its scientist in matters within the areas of their experience and expertise, based upon the members’ reasonable research, study, and analysis. Compensation for serving on the advisory committee has is determined by the board of directors on an individual by individual basis based upon the experience, knowledge and negotiated value. The advisory committee will meet three times per year.

Results of Operations

Revenue

Our revenue from operations for the three months ended September 30, 2021, was $0 compared to $50,454 for the three months ended September 30, 2020. The difference was primarily due to the Company ceasing all operations relating to CBD sales in the second quarter of 2021 as compared to 2020.

For the nine months ended September 30, 2021, revenue was $101,724 compared to $119,128 for the nine months ended September 30, 2020. The difference was primarily due to the Company ceasing all operations relating to CBD sales in the second quarter of 2021 as compared to 2020.

Cost of Goods Sold

Our cost of goods sold for the three months ended September 30, 2021, was $0 as compared to $36,699 for the three months ended September 30, 2020. The difference was primarily due to the Company ceasing all operations relating to CBD sales in the second quarter of 2021 as compared to 2020.

For the nine months ended September 30, 2021, the cost of goods sold was $72,839 as compared to $89,619 for the nine months ended September 30, 2020. The costs of goods consisted of $59,334 in resale products, and $12,719 in commissions, with the remaining $785 in shipping and merchant fees.

Gross Profit

Our gross profit for the three months ended September 30, 2021, was $0 as compared to $13,755 for the three months ended September 30, 2020.

For the nine months ended September 30, 2021, gross profit was $28,886 as compared to $29,509 for the nine months ended September 30, 2020.

Operating Expenses

Our operating expenses for the three months ended September 30, 2021, was $152,804 compared to $20,523 for the three months ended September 30, 2020. Our total operating expenses for the three months ended September 30, 2021, consisted of $16,697 of selling, general and administrative expenses, professional fees of $104,741, research and development expense of $27,416, and amortization expense of $3,951. Our total operating expenses for the three months ended September 30, 2020, consisted of $797 of selling, general and administrative expenses, professional fees of $11,393, and amortization expense of $8,333. Our general and administrative expenses consist of payroll, professional services, bank charges and other expenses.

For the nine months ended September 30, 2021, operating expenses were $357,710 compared to $45,675 for the nine months ended September 30, 2020. Our total operating expenses for the nine months ended September 30, 2021, consisted of $181,611 of selling, general and administrative expenses, professional fees of $132,907, research and development of $27,416, and amortization expense of $15,776. Our total operating expenses for the nine months ended September 30, 2020, consisted of $1,450 of selling, general and administrative expenses, professional fees of $19,225, and amortization expense of $25,000. Our general and administrative expenses consist of payroll, professional services, bank charges and other expenses.

Net Loss

Our net loss for the three months ended September 30, 2021, was $152,804 as compared to a net loss of $16,589 for the three months ended September 30, 2020.

Our net loss for the nine months ended September 30, 2021, was $475,627 as compared to a net loss of $48,098 for the nine months ended September 30, 2020. The net loss for the nine months ended September 30, 2021, includes a derivative expense of $163,640 and a gain on settlement of debt of $16,838.

Liquidity and Capital Resources

As of September 30, 2021, we had current assets of $705,027, including $680,104 in cash, and current liabilities of $32,943, resulting in a working capital of $672,085.

In February 2021, we commenced a private placement of 1,000,000 units of our securities, at a price of $1.25 per unit. Each unit consists of one share of our common stock and a common stock purchase warrant to purchase one-tenth share of our common stock, over a five-year period, at an exercise price of $1.75 per share. As of the date of this report, 968,000 shares of common stock were issued for gross proceeds of $1,210,000 have been received.

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

Cash Flows

Operating Activities

We used cash from operating activities totaling $479,370 during the nine months ended September 30, 2021 and generated cash from operating activities totaling $5,019 during the nine months ended September 30, 2020. The increase in cash used in operations was primarily due to an increase in operating activities.

Investing Activities

Investing activities during the nine months ended September 30, 2021, consisted of $68,607 of equipment purchases, $16,198 in intangible assets and $11,800 of deposits on lease.

There was no cash used or provided in investing activities during the nine months ended September 30, 2020.

Financing Activities

Financing activities during the nine months ended September 30, 2021, consisted of $1,373,630 of proceeds from the issuance of stock and $130,000 of payments on the repurchase of stock.

For the nine months ended September 30, 2020, the cash flows from financing activities consisted of $29,000 of proceeds from the issuance of stock and the payment of $29,000 related to a convertible note.

Critical Accounting Policies and Estimates

Refer to Note 2, “Summary of Significant Accounting Polices,” in the accompanying notes to the consolidated financial statements for a discussion of recent accounting pronouncements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by section 10(f)(1) of Regulation S-K. As such, we are not required to provide the information set forth in this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that as of September 30, 2021, our disclosure controls and procedures were not effective.

Changes in Internal Control

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification by Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002 *
31.2	Certification by Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002 *
32.1	Certification Pursuant to 18 U.S.C. Section 1350 *
10.1	Letter of Intent with Yuri Abramov*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)*
101.SCH	Inline XBRL Taxonomy Schema Document*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)*

* Filed electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Global Warming Solutions, Inc.

Date: November 15, 2021	By:	/s/ Michael Pollastro
Michael Pollastro
Chairman, President and Chief Financial Officer
(Principal Executive Officer)

