Form 10-K
period 2021-12-31
Global Warming Solutions, Inc.
filed 2022-04-04
CIK 1430300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

Commission file number 000-53170

GLOBAL WARMING SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Oklahoma	73-1561189
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

28751 Rancho CA RD, Suite 100, Temecula, CA	92590
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (951) 528-2102

Securities registered pursuant to Section 12(g) of the Act:

Common

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☐	Small reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant on March 31, 2022, was approximately $80 million.

As of March 31, 2022, the registrant had outstanding 17,604,705 shares of common stock issued and outstanding.

Forward-Looking Statements

This Annual Report on Form 10-K, or Form 10-K, contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements. The forward-looking statements are contained principally in Item 1—“Business,” Item 1.A—“Risk Factors” and Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” but appear throughout the Form 10-K. Examples of forward-looking statements include, but are not limited to our expectations, beliefs or intentions regarding our potential product offerings, business, financial condition, results of operations, strategies or prospects and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “opportunity,” “plan,” “potential,” “predicts,” “seek,” “should,” “will,” or “would,” and similar expressions and variations or negatives of these words. These forward-looking statements are based on the expectations, estimates, projections, beliefs and assumptions of our management based on information currently available to management, all of which are subject to change. Such forward-looking statements are subject to risks, uncertainties and other factors that are difficult to predict and could cause our actual results and the timing of certain events to differ materially and adversely from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below in Item 1.A – “Risk Factors”. Furthermore, such forward-looking statements speak only as of the date of this Form 10-K. We undertake no obligation to update or revise publicly any forward-looking statements to reflect events or circumstances after the date of such statements for any reason, except as otherwise required by law.

Part I

Item 1. Business.

THE COMPANY

Global Warming Solutions, Inc. (“Company”) is an Oklahoma corporation headquartered in Temecula, CA. that develops technologies to help mitigate climate change. The Company was formerly known as Southern Investments, Inc., and was domiciled in Oklahoma.  On April 15, 2007, the company changed its name to Global Warming Solutions, Inc., and moved its headquarters to the commonwealth of Canada.  In February 2021 we relocated to Temecula, California.

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

As of March 31, 2021, the Company’s total assets are $1,042,966.  These assets are comprised primarily of $900,832 in cash, $50,548 in prepaid expenses, $287 in inventory, $6,014 in furniture and equipment, $12,328 in leasehold improvements, $11,800 in deposits, and $61,157 of intangible assets.  During the past five years, the company has generated approximately $180,000 in revenue.  We have expended approximately $164,000 in cash in support of the operations.  Excluding non-cash expenditures of amortization and accrued interest, the Company has a current positive cash flow. Our independent registered public accounting firm issued its report connection with the audit of our financial statements for the periods of January 1, 2019 through December 31, 2020, which included an explanatory paragraph in Note 3 describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Thus far, GWSO management has relied on capital loans and equity investments for the purpose of growing the business. Without continued loans or equity investments, we will not have the necessary capital required to execute our business plan and grow our business. Management has estimated that the costs associated with implementation of its business plan over the next twelve months include, but are not limited to, payroll, consulting, marketing and general administration of $1,000,000 (which expenses will be satisfied by means other than available cash expenditure, such as, but not limited to, equity or profit-sharing arrangements) and sales.

Management estimates that funding of $1,000,000 will be needed to implement the business plan, should revenues not be generated, which was raised through equity capital.

OUR PLAN

The Company is engaged in the business of retail sales in global warming products and solutions. We believe that our products will provide our business consumers with solutions to mitigate risks associated with global warming.  In addition to the resale component of our business, we provide consulting services in various approaches to the mitigating global warming risks and assist our clients with an execution plan for the benefit and growth of their business.

We compete in a highly competitive market that includes other global warming companies. Our growth is reliant upon our ability to promote our business as earth stewards and attract the attention of the target market who view environmental awareness as a lifestyle.

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

We currently operate the following websites, which are not incorporated as part of this registration statement:

•	www.gwsogroup.com

CORPORATE INFORMATION

Our principal executive office is located at 28751 Rancho CA RD, Suite 100, Temecula, CA 92590 and our telephone number is (951) 528-2102.  Our fiscal year end is December 31 of each calendar year.

IMPLICATIONS OF BEING AN EMERGING GROWTH COMPANY

We currently qualify as an “emerging growth company” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we expect that we will take advantage of the reduced reporting requirements that are otherwise applicable to public companies. These reduced reporting requirements include:

■	not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes Oxley Act of 2002, as amended (the “Sarbanes Oxley Act”);
■	reduced disclosure obligations regarding executive compensation in this report and in our future periodic reports, proxy statements and registration statements; and
■	not being required to hold a non-binding advisory vote on executive compensation or to seek stockholder approval of any golden parachute payments not previously approved.

We may continue to take advantage of these reduced reporting obligations until such time as we no longer meet the eligibility requirements. If certain events occur prior to such date, including if we become a “large accelerated filer,” our annual gross revenue exceeds $1.07 billion or we issue more than $1.0 billion of non-convertible debt in any three year period, we would cease to be an emerging growth company.

We have elected to take advantage of certain of the reduced disclosure obligations regarding executive compensation and other matters in this report and other filings we make with the SEC. As a result, the information that we provide to our stockholders is different than the information you might receive from other public fully reporting companies in which you hold equity interests.

The JOBS Act also provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. We have elected to avail ourselves of this exemption and, therefore, we are not subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

BUSINESS

Development of Business

Global Warming Solutions, Inc. (“Company”) is an Oklahoma corporation headquartered in California that develops technologies that help mitigate man made climate change while maintaining a retail operation. The Company was formerly known as Southern Investments, Inc., and was domiciled in Oklahoma.  On April 15, 2007, the company changed its name to Global Warming Solutions, Inc., and moved its headquarters to the commonwealth of Canada. In February 2021 we relocated to Temecula, California.

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

Customers

Approximately 93% of our sales for the nine months ended September 30, 2020, were generated from one client in the country of Hungary.  This Company represented approximately 92% of our sales for the year ended December 31, 2019.

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

Recent Events

On April 8, 2021, Mr. Michael Pollastro, 37, was appointed to the Board of Directors and President of the Company. Also, effective April 8, 2021, Mr. Vladimir Vasilenko resigned from his position on the Board of Directors and as Chief Executive Officer of the Company and appointed Chief Scientific Officer. Mr. Vasilenko’s resignation was not based on any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

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

On November 17, 2020, the Company’s CEO cancelled 12 million shares he owned in the Company.  The CEO received no compensation for such cancellation.

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

Employees

We currently have 1 officer and director who provide all the primary research and development for future licensing and product evaluations. Our management team currently has no agreement with the Company and works on an as needed basis.  We assume as the requirements grow, future commitments from our officers will be obtained. Current management is believed to have been compensated at below market levels during the past five years.

All other services required by the Company are managed through consultants on an as needed basis.

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this report, before making a decision to invest in our units. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Relating to Our Business

Our independent registered public accounting firm, Weinstein International, has expressed substantial doubt about our ability to continue as a going concern in their audit report in regards to our operations.

In their audit report our PCAOB auditor Weinstein International issued a going concern opinion in regards to our operations. The going concern was issued due to the fact that we have not yet achieved profitable operations and raising additional funds through financing is subject to substantial doubt.

Management is taking steps to raise additional funds to address its operating and financial cash requirements to continue operations in the next twelve months. Management has devoted a significant amount of time in the raising of capital from additional debt and equity financing. However, the Company’s ability to continue as a going concern is dependent upon raising additional funds through debt and equity financing and generating revenue. There are no assurances the Company will receive the necessary funding or generate revenue necessary to fund operations. The financial statements contain no adjustments for the outcome of this uncertainty.  These factors raise substantial doubt about our ability to continue as a going concern.

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

We expect that our common stock will continue to be listed on the OTCMarkets Pink Sheets. We may apply to have our units listed on the OTCMarkets QB promptly after the submission of this report. We cannot guarantee that our securities will be approved for listing. Although after giving effect to this offering we expect to meet, on a pro forma basis, the minimum initial listing standards of the OTCMarkets, we cannot assure you that our securities will be, or will continue to be, listed on the OTCMarkets in the future or prior to our business ventures. In order to continue listing our securities on the OTCMarkets prior to our business ventures, we must maintain certain financial, distribution, and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity and a minimum number of holders of our securities. Additionally, we will be required to demonstrate compliance with the OTCMarkets’ initial listing requirements, which are more rigorous than the Pink Sheets continued listing requirements, in order to continue to maintain the listing of our securities on the OTCMarkets. We cannot assure you that we will be able to meet all initial listing requirements. If the OTCMarkets delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on the Pink Sheets.

If this were to occur, we could face significant material adverse consequences, including:

■	a limited availability of market quotations for our securities;
■	reduced liquidity for our securities;
■

a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

■	a limited amount of news and analyst coverage; and/or
■	a decreased ability to issue additional securities or obtain additional financing in the future.

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

We may not hold an annual meeting of stockholders until after we consummate a future business transaction (unless required by law). Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of a future business transaction, they may attempt to force us to hold one by submitting an application to the Oklahoma Department of Commerce under Oklahoma code.

Past performance by our management team, directors, advisors, and their respective affiliates may not be indicative of future performance of an investment in the company or in the future performance of any business we may acquire.

Information regarding performance by, or businesses associated with, our management team, directors and advisors, and their respective affiliates, is presented for informational purposes only. Past performance by our management team, directors and advisors, and such affiliates is not a guarantee of success with respect to any future business transaction we may consummate. You should not rely on the historical performance of our management team, directors and advisors, or that of their respective affiliates as indicative of the future performance of an investment in the company or the returns the company may generate going forward. Our management team, directors and advisors, and their respective affiliates have had limited past experience with publicly traded entities and have little to no experience working together. The absence of experience working together may be exacerbated by the challenges associated with the COVID-19 pandemic.

We may seek future business transaction opportunities in industries or sectors which may or may not be outside of our management team’s area of expertise.

Although we intend to focus on identifying companies in the climate sector, we will consider business transactions and deals outside of our management team’s area of expertise if presented to us and we determine that such offers are attractive opportunities for our company to grow. Although our management will endeavor to evaluate the risks inherent in any particular business transaction, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in this offering than a direct investment, if an opportunity were available, in a business transaction. In the event we elect to pursue a business transaction outside of the areas of our management team’s expertise, our management team’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this report regarding the areas of our management team’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any stockholders who choose to remain stockholders following a business transaction could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

We may seek future business transaction opportunities with a financially unstable business or an entity lacking an established record of revenue, cash flow or earnings, which could subject us to volatile revenues, cash flows or earnings, or difficulty in retaining key personnel.

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

Unless we complete a future business transaction with an affiliated entity or our board cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm or an independent accounting firm that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to a future business transaction.

We may issue additional common stock or register preferred stock to complete a future business transaction, to conduct regular business, or according to an employee incentive plan.

Our amended and restated certificate of incorporation authorizes the issuance of up to 1,500,000,000 shares of common stock, par value $0.001 per share. Nevertheless, we may issue a substantial number of additional shares of common stock to complete a future business transaction or under an employee incentive plan after completion of a future business transaction. We may also register a newly adopted preferred class of stock.

The issuance of additional shares of common stock or registration of preferred shares:

■	may significantly dilute the equity interest of investors in this offering;
■	may subordinate the rights of holders of common stock if a newly adopted preferred stock class is registered with rights senior to those afforded our common stock;
■

could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

■	may adversely affect prevailing market prices for our units and common stock.

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

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete a future business transaction.

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

U.S. Shareholders may face difficulties in effecting service of process against officers and directors, enforcing judgments obtained in U.S. courts or foreign courts based on the civil liability provisions of the U.S. federal securities laws against them, and bring an original action in foreign courts to enforce liabilities based on the U.S. federal securities laws against them.

While we are a U.S. based business, organized under the laws of the State of Oklahoma, the officers of the Company reside in Canada, governed by its own laws, which may conflict with U.S. federal and state laws.  U.S. shareholders may require additional legal advice in international law that may require an additional financial burden should they seek legal remedies against an officer or director who resides in Canada, or any other foreign country.  Furthermore, acts which may be illegal in the U.S. may not be illegal in the country in which they reside.

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

We may choose to incur substantial debt to complete a business transaction or to conduct business. We will likely decline to incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest, or claim of any kind in or to the monies held by us. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

■	default and foreclosure on our assets if our operating revenues are insufficient to repay our debt obligations;
■

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

■	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
■	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
■

using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

■	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
■	increased vulnerability to adverse changes in general economic, industry, and competitive conditions and adverse changes in government regulation;
■	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and
■	other disadvantages compared to our competitors who have less debt.

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

An investment in this offering may result in uncertain or adverse U.S. federal income tax consequences.

An investment in this offering may result in uncertain U.S. federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to the units we are issuing in this offering, the allocation an investor makes with respect to the purchase price of a unit between the share of common stock could be challenged by the U.S. Internal Revenue Service (“IRS”) or the courts. Prospective investors are urged to consult their tax advisors with respect to these and other tax consequences applicable to their specific circumstances when purchasing, holding, or disposing of our securities.

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

If we effect a business transaction with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

■	higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;
■	rules and regulations regarding currency redemption;
■	complex corporate withholding taxes on individuals;
■	laws governing the manner in which future business transactions may be affected;
■	tariffs and trade barriers;
■	regulations related to customs and import/export matters;

■	longer payment cycles and challenges in collecting accounts receivable;
■	tax issues, including but not limited to tax law changes and variations in tax laws as compared to the United States;
■	currency fluctuations and exchange controls;
■	rates of inflation;
■	cultural and language differences;
■	employment regulations;
■	data privacy;
■	changes in industry, regulatory or environmental standards within the jurisdictions where we operate;
■	public health or safety concerns and governmental restrictions, including those caused by outbreaks of pandemic disease such as the COVID-19 pandemic;
■	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;
■	deterioration of political relations with the United States; and
■	government appropriations of assets.

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

■

recognizing that the market for CO2 avoidance and removal is grounded in science, any material change in consensus scientific opinion in respect of the urgency or potential remedies to the climate challenge could affect the economics of or total addressable market for clean energy and other CO2 reducing products and specialists;

■

governmental or regulatory actions in any or all of our chosen markets, even if well intentioned from a climate perspective, could have an immediate and dramatic effect on our business operations and opportunities;

■

the increasingly partisan nature of the public debate about climate issues could result in a consumer backlash in certain markets against products and services which exist, in whole or in part, to reduce CO2 emissions into the atmosphere;

■

shifting approaches over time to how CO2 emissions are calculated, or to the perceived long-term effectiveness of various approaches to CO2 storage and sequestration, could affect the perceived environmental benefit of our products and services;

■	dependence of our operations upon third-party suppliers or service providers whose failure either to perform adequately or to adhere to our environmental standards could disrupt our business;
■	difficulty in establishing and implementing a commercial and operational approach adequate to address the specific needs of the markets we are pursuing;

■	difficulty in identifying effective local partners and developing any necessary partnerships with local businesses on commercially and environmentally acceptable terms;
■	our inability to comply with governmental regulations or obtain governmental approval for our products and/or business operations;
■

difficulty in competing against established companies who may have greater financial resources and/or a more effective or established localized business presence and/or an ability to introduce and sell low or no carbon products at minimal or negative operating margins for sustained periods of time;

■	difficulty in competing successfully with improved technologies introduced subsequent to our own;
■

the possibility of applying an ineffective commercial approach to targeted markets, including product offerings that may not meet market needs with respect to their environmental or non-environmental attributes;

■	an inability to build strong brand identity, environmental credibility or reputation for exceptional customer satisfaction and service;
■	difficulty in generating sufficient sales volumes at economically sustainable profitability levels;
■	difficulty in timely identifying, attracting, training, and retaining qualified sales, technical, and other personnel; and
■

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

Item 2. Properties

Our primary offices located in Temecula, CA. has a 3 year and 7-month lease which commenced on March 1st 2021. A security deposit of $6,250.00 is being held. Base rent of $4,800.00 commenced on October 1st 2021 and the lease expires September 30th 2024 with the option to renew.

Item 3. Legal Proceedings.

None

Item 4. Not applicable

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases off Equity Securities

Our common stock is quoted on OTCMarkets Pink Sheets under the symbol GWSO. The following table sets forth for the periods indicated the range of high and low bid quotations per share as reported by OTCMarkets Pink Sheets. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

Period	High	Low
January 1, 2020 through March 31, 2020	0.01	0.01
April 1, 2020 through June 30, 2020	0.43	0.01
July 1, 2020 through September 30, 2020	0.45	0.20
October 1, 2020 through December 31, 2020	$3.60	$0.05
January 1, 2021 through March 31, 2021	3.18	1.52
April 1, 2021 through June 30, 2021	3.53	2.43
July 1, 2021 through September 30, 2021	6.29	2.25
October 1, 2021 through December 31, 2021	$10.85	$5.60

The closing price of our common stock as reported on OTCMarkets Pink Sheets was $8.73 on December 31, 2021.

Item 6.  Selected Financial Data

As a smaller reporting company, as defined by Section 10(f)(1) of Regulation S-K, we are not required to provide the information set forth in this Item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes and other information that are included elsewhere in this Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward looking statements as a result of a number of factors, including those set forth under the cautionary note regarding “Forward Looking Statements” contained in Item 1.A – “Risk Factors”.

COVID-19 DISCLOSURE

We have assessed and continue to assess the impact of Covid-19 on the operations of the Company.  At this time, we have determined that there have been no material impacts on the operations of the Company due to Covid-19.  The potential affects Covid-19 may have on our future business is described in our Risk Factors.

The Company was incorporated under the laws of the State of Oklahoma on March 30, 1999. Headquartered in Canada, the Company develops technologies that help mitigate global warming.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2021, AND 2020

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

Our operating results for the years ended December 31, 2021, and 2020 are summarized as follows:

Statements of Operations
	For the years ending
	December 31,
	2021	2020

Revenue from services	$101,724	$181,338
Total cost of sales	72,839	133,030
Gross income	$28,886	$48,308
Total operating expenses	483,335	896,541
Net income (loss) from operations	$(601,252)	$(848,235)

Revenue

Our revenue from operations for the year ended December 31, 2021, was $101,724 compared to $181,388 for the year ended December 31, 2020.  The difference was primarily due to reduced retail sales operations of our prior business that ceased in the first half of 2021. We generated no revenue in the second half of 2021.

Cost of Goods Sold

Our cost of goods sold for the year ended December 31, 2021, was $72,839 as compared to $133,030 for the year ended December 31, 2020. The costs of goods consisted of $59,334 in resale products, and $12,719 in commissions, with the remaining $785 in shipping and merchant fees. The difference was primarily due to reduced retail sales operations of our prior business that ceased in the first half of 2021.

Gross Profit

Our gross profit for the year ended December 31, 2021, was $28,886 as compared to $48,308 for the year ended December 31, 2020. The difference was primarily due to reduced retail sales operations of our prior business that ceased in the first half of 2021.

Operating Expenses

Our operating expenses for the year ended December 31, 2021, was $483,335 compared to $896,541 for the year ended December 31, 2020.  Our total operating expenses for the year ended December 31, 2021, of $483,335, consisted of $272,746 of selling, general and administrative expenses, professional fees of $163,445, research and development of $27,416, and amortization expense of $19,729. Our total operating expenses for the year ended December 31, 2021, of $896,541, consisted of $2,121 of selling, general and administrative expenses, stock-based compensation of $820,100, professional fees of $40,574, marketing expense of $413, and amortization expense of $33,333. Our general and administrative expenses consist of bank charges and other expenses.

Net Operating Loss

Our net operating loss for the year ended December 31, 2021, was $601,252 as compared to a net operating loss of $886,335 for the year ended December 31, 2020.

Liquidity and Capital Resources

As of December 31, 2021, we had current assets of $852,750, including $840,639 in cash, and current liabilities of $20,308, resulting in a working capital of $832,442.

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

Cash Flows

Operating Activities

We used cash for operating activities totaling $600,865 during the year ended December 31, 2021, and generated cash from operating activities totaling $1,002 during the year ended December 31, 2020. This increase in cash used in operations was primarily due to a decrease in stock-based compensation.

Investing Activities

We used cash for investing activities totaling $96,675 during the year ended December 31, 2021. Investing activities during the year ended December 31, 2021, consisted of $69,032 of equipment purchases, $15,844 in intangible assets and $11,800 of deposits on lease.

There were no used or provided by investing activities during the year ended December 31, 2020.

Financing Activities

We generated cash from financing activities totaling $1,525,730 during the year ended December 31, 2021. Financing activities during the year ended December 31, 2021, consisted of $1,655,730 of proceeds from the issuance of stock and $130,000 in funds used to repurchase stock.

During the year ended December 31, 2020, we used $234 in financing activities for repayment of related party debt. There was no cash used or provided during the year.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 8. Financial Statements

Report of The Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Global warming solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying the consolidated balance sheets of Global warming solutions Inc. and its subsidiaries (“the Company”) as of December 31, 2020 and 2019 and the related statements of operations, changes in stockholders’ deficit and cash flows, for each of the years then ended, and the related notes and schedules (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with generally accepted accounting principles in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, as of December 31, 2020, the Company suffered losses from operations in all years since inception and has a nominal working capital deficit. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Going concern- refer to note 3 of the financial statements

Critical audit matter description

The Company raised a substantial doubt about the entity's ability to continue as a going concern for a reasonable period of time. The financial statements for the years under audit have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. See the explanatory paragraph of the opinion paragraph.

How the Critical Audit Matter was addressed in the Audit

-	We evaluate whether there is substantial doubt about the entity's ability to continue as a going concern for a reasonable period of time.

-	We obtained information about management's plans that are intended to mitigate the effect of such conditions or events, and assess the likelihood that such plans can be effectively implemented.

-	We added explanatory paragraph to the audit report.

Related Parties- refer to note 10   of the financial Statements

Critical audit matter description

During the year being audited the company made several equity transactions with related parties. While these transactions do not affect the financial outcome of the company for the year they require disclosure as related party transactions in the notes to the financial statements.

How the Critical Audit Matter was addressed in the Audit

-	We evaluated who should be considered related parties

-	We obtained agreements and protocols concerning Related party transactions and where necessary referred questions to the company

-	We added an explanatory paragraph to the audit report.

/s/Weinstein InternationalCPA (6629)

We have served as the Company’s auditor since 2020.

Tel Aviv, Israel

March 31, 2022

GLOBAL WARMING SOLUTIONS, INC.
Balance Sheets

ASSETS
	December 31,	December 31,
	2021	2020
Current Assets
Cash and cash equivalents	$840,639	$12,450
Prepaid expenses	12,110	-
Total current assets	852,750	12,450
Furniture & Equipment, net	29,464	-
Leasehold improvements, net	19,839	-
Intangible assets, net	7,928	63,889
Investment in Green Holistic	71,804	-
Deposits	11,800	-
Total assets	$993,585	$76,339

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,000	$10,171
Due to shareholder	-	1,326
Other current liabilities	19,308	-
Reserve for legal settlements	-	16,042
Total current liabilities	20,308	27,539
Total Liabilities	20,308	27,539
Stockholders' equity
Common stock, $0.001 par value, voting; 1,500,000,000 shares authorized; 17,604,705 and 24,335,390 shares issued, and outstanding, as of December 31, 2021 and December 31, 2020, respectively.	17,605	24,335
Additional paid in capital	4,785,843	3,253,382
Accumulated deficit	(3,830,170)	(3,228,917)
Total stockholders' equity	973,278	48,800
Total liabilities and stockholders' equity	$993,585	$76,339

See accompanying notes to these audited financial statements.

GLOBAL WARMING SOLUTIONS, INC.
Statements of Operations

	For the Twelve Months Ended December 30,
	2021	2020
Revenue
Sales	$101,724	$181,338
Cost of Sales	72,839	133,030
Gross Profit	28,886	48,308

Operating expenses
Selling, general, and administrative	272,746	2,534
Professional fees	163,445	40,574
Stock based compensation	-	820,100
Research and development	27,416	-
Amortization and depreciation	19,729	33,333
Total operating expenses	483,335	896,541

Income (Loss) from operations	(454,450)	(848,233)
Other income (expense)
Derivative expense	(163,640)	-
Gain on settlement of debt	16,838	(38,102)
Net income (loss) before before taxes	(601,252)	(886,335)
Income tax expense	-	-
Net income (loss)	$(601,252)	$(886,335)
Basic and diluted (Loss) per share:
Income (loss) per share	$(0.03)	$(0.03)
Weighted average shares outstanding - basic and diluted	23,408,326	29,218,946

See accompanying notes to these audited financial statements.

GLOBAL WARMING SOLUTIONS, INC.
Statement of Stockholders' Equity

			Additional	Accumulated	Total
	Common Stock		Paid-in	Income	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity
Balance – December 31, 2019	29,405,000	$29,405	$1,866,649	$(2,342,582)	$(446,528)
Imputed interest			360		360
Stock issued from convertible notes	5,130,390	5,130	556,073		561,203
Stock issued as compensation	1,800,000	1,800	818,300		820,100
Stock cancelled	(12,000,000)	(12,000)	12,000		-
Net loss	-	-	-	(886,335)	(886,335)
Balance – December 31, 2020	24,335,390	$24,335	$3,253,382	$(3,228,917)	$48,800
Stock issued for cash	1,024,000	1,024	1,652,606		$1,653,630
Stock issued for warrant exercise	1,200	1	2,099		$2,100
Stock repurchased for cash	(7,755,885)	(7,756)	(122,244)		$(130,000)
Net loss				$(601,252)	$(601,252)
Balance – December 31, 2021	17,604,705	$17,605	$4,785,842	$(3,830,170)	$973,278

See accompanying notes to these audited financial statements.

GLOBAL WARMING SOLUTIONS, INC.
Statements of Cash Flows

	For the Year Ended
	December 31,
	2021	2020
Operating activities:
Net (Loss)	$(601,252)	$(886,335)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation	-	820,100
Imputed Interest	-	863
Depreciation and amortization	19,729	33,333
Changes in operating assets and liabilities:
Prepaid expenses	(12,110)	-
Accounts payable	(10,497)	(13,952)
Accrued interest	-	30,951
Other current liabilities	19,308	-
Reserve for settlements	(16,042)	16,042
Net cash provided by (used in) operating activities	$(600,865)	$1,002

Investing activities:
Acquisition of property, plant and equipment	(69,032)	-
Acquisition of intangible assets	(15,844)	-
Deposits	(11,800)	-
Net cash received in investing activities	$(96,675)	$-

Cash flows from financing activities:
Due to related party	-	(234)
Proceeds from issuance of stock, net	1,653,630	-
Funds used to repurchase stock	(130,000)	-
Net cash provided by financing activities	$1,523,630	$(234)
Net change in cash	826,089	768
Cash, beginning of the period	12,450	11,682
Cash, ending of the period	$838,539	$12,450

Supplemental disclosure of cash flows information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities
Debt converted into common shares		$561,797

See accompanying notes to these audited financial statements.

Global Warming Solutions, Inc.

Notes to Financial Statements

December 31, 2021

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Global Warming Solutions, Inc. (“Company”) is an Oklahoma corporation headquartered in Canada that develops technologies that help mitigate global warming. The Company was formerly known as Southern Investments, Inc., and was domiciled in Oklahoma. On April 15, 2007, the company changed its name to Global Warming Solutions, Inc., and moved its headquarters to the commonwealth of Canada. In February 2021 we relocated to Temecula, California.

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

From 2007-2017 the Company was conducting testing of its fertilizer product made with Humate Coated Urea (HCU) with various farmers in Canada. Recently the Company has begun a pilot program in New Zealand with Carbon Company, LTD. Originally, the Company obtained 11.8% of Carbon Company, LTD which was transferred to the Company’s CEO as compensation for work performed on behalf of the Company prior to 2018

On October 23, 2019, the Company acquired the domain name, “www.cbd.biz” and other intangible assets from Paul Rosenberg and Overwatch Partners, Inc., for $100,000.

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

The Company had $0 in excess of federally insured limits on December 31, 2021, and 2020.

Cost of Goods Sold

The Company recognizes the direct cost of purchasing product for sale, including freight-in and packaging, as cost of goods sold in the accompanying statement of operations.

Accounts Receivable

The Company’s accounts receivable are trade accounts receivable.  The Company recognized $0 as an uncollectable reserve for the years ending December 31, 2021, and 2020.

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

Warranties

Warranty reserves include management’s best estimate of the projected costs to repair or to replace any items under warranty, based on actual warranty experience as it becomes available and other known factors that may impact the Company’s evaluation of historical data. Management will review Redfern’s reserves at least quarterly, when they exist, to ensure that its accruals are adequate in meeting expected future warranty obligations, and the Company will adjust its estimates as needed. Initial warranty data can be limited early in the launch of a product and accordingly, the adjustments that are recorded may be material. As a result, the products that can be returned as a warranty replacement are extremely limited. As a result, due to the Company’s warranty policy, the Company did not have any significant warranty expenses to report for the years ended December 31, 2021, and 2020. Based on these actual expenses, the warranty reserve, as estimated by management as of December 31, 2021, and 2020 were at $0. Any adjustments to warranty reserves are to be recorded in cost of sales.

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

Commitments and Contingencies

The Company reports and accounts for its commitments and contingencies in accordance with ASC 440 – Commitments and ASC 450 – Contingencies. We recognize a loss on a contingency when it is probable a loss will incur and that the amount of the loss can be reasonably estimated. As of December 31, 2021, and 2020, the Company recognized a loss on contingencies of $0 and $0, respectively.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments. This ASU provides clarification regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The issues addressed in this ASU that will affect us is classifying debt prepayments or debt extinguishment costs and contingent consideration payments made after a business combination. This update is effective for annual and interim periods beginning after December 15, 2017, and interim periods within that reporting period and is to be applied using a retrospective transition method to each period presented. Early adoption is permitted. The adoption of this ASU did not have a material impact on our condensed financial position, results of operations and related disclosures for the years ended December 31, 2021, and 2019.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. Current U.S. GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update. The amendments in this update will align the presentation of deferred income tax assets and liabilities with International Financial Reporting Standards (IFRS) and are effective for fiscal years after December 15, 2016, including interim periods within those annual periods. The adoption of this ASU as of January 1, 2017, did not have a material impact on our condensed consolidated financial statements and related disclosures.

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

NOTE 3. GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has a limited history, no certainty of continuation can be stated. The accompanying financial statements for the years ended December 31, 2021, and 2020 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

Legal Settlements

In June 2020, the Company entered into a settlement agreement with Securities Transfer Corporation.  As part of the agreement, the Company was to be forgiven a portion of its outstanding balanced owed ($16,042) should it become current in its payments with the transfer company.  The Company has a balance of $10,000 payment to become current and have the additional amount of $6,042 forgiven.

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

On December 11, 2012, the Company entered into a convertible promissory note with Valeriy Lobaryev in the amount of $108,000. The note accrued interest at 10% per year and was convertible into common stock at $0.01 per share.The promissory note is due on demand.On December 13, 2013 Valeriy Lobaryev assigned his note to Paul Rosenberg.On September 18, 2018 Paul Rosenberg assigned this note to Epic Industry Corp. All interest earned until this date, in the amount of $62,100 was transferred to Paul Rosenberg convertible promissory note.The balance due on this note as of December 31, 2019 was $121,500. On December 5, 2020, the noteholder entered into a conversion agreement where the debt was converted into equity shares (see NOTE 7 – Shareholders’ Equity).

On October 23, 2019, the Company entered into a convertible promissory note with Paul Rosenberg and Overwatch Partners, Inc., in the amount of $50,000 each for a total of $100,000 which was for the acquisition of the URL “www.cbd.biz” and other various intangible assets. The note accrued interest at 10% per year and was convertible into common stock at $0.01 per share. The promissory notes are due in full on November 13, 2020.The notes may be converted at any time at the discretion of the holder provided such conversion would not give the note holder or any affiliates more than 5% control of the Company. The balance due on each note as of December 31, 2019, was $50,625 for a total amount owed of $101,250. On December 5, 2020, the noteholder entered into a conversion agreement where the debt was converted into equity shares (see NOTE 7 – Shareholders’ Equity).

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

NOTE 5. COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingencies for the year ended December 31, 2021, and 2020.

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

NOTE 7. SHAREHOLDERS’ EQUITY

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

In September 2021, the Company issued 1,200 shares of common stock related to the exercise of warrants for $2,100.

In October 2021, the Company sold 56,000 shares of common stock for $280,000.

As of December 31, 2021, the Company was authorized to issue 1,500,000,000 common shares at a par value of $0.001. As of December 31, 2021, the Company had issued and outstanding, 17,604,705 common shares.

NOTE 8. Warrants to Purchase Common Stock

Warrants Issued to Investors

As of December 31, 2021, we have warrants to purchase 91,600 shares of common stock at $1.75 per share. All of these warrants expire between March and July 2026.

NOTE 9.  INCOME TAXES

The Company’s income tax expense for the periods presented in the statements of operations represents minimum franchise taxes. The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes were as follows:

	2021	2020
Statutory federal income tax rate	21.0%	21.0%
State income taxes, net of federal taxes	0.0%	0.0%
Effective income tax rate	0.0%	0.0%

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

The nature of the components of the deferred tax asset is entirely attributable to the Net operating loss carryforwards incurred by the Company less any permanent differences that maybe used in future years to offset future tax liabilities. We believe that it is more likely than not that the benefit from certain NOL carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance to offset the deferred tax assets relating to these NOL carryforwards.

NOTE 10. RELATED PARTIES

On April 29, 2021, the Company paid Vladimir Valisenko, the former CEO of the Company, $50,000 in exchange for services and the cancellation of 5,000,000 of the Company’s common stock.

On May 8, 2021, the company ceased all operations relating to CBD sales. The website “www.cbd.biz” has since been shut down. All operations pertaining to CBD sales have been divested and discontinued. The domain and all other assets associated with CBD sales were transferred to Green Holistic Solutions, Inc., in exchange for 18 million shares of Green Holistic Solutions, Inc. Green Holistic Solutions, Inc., is controlled by Paul Rosenberg and Michael Hawkins, each of whom is a significant shareholder of the Company.

NOTE 11. SUBSEQUENT EVENTS

None

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's (“SEC”) rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our management, with the participation of our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2021 (the "Evaluation Date"). Based on such evaluation and subject to the foregoing, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are not effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, an issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; and

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer.

Under the supervision of our Chief Executive Officer, being our principal executive officer, and our Chief Financial Officer, being our principal financial officer and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021, using the criteria established in Internal Control—2013 Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2021.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by our registered, public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f)under the Exchange Act, that occurred during the fiscal year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

Part III

Item 10. Directors and Executive Officers.

The following table sets forth information concerning our executive officers and directors and their ages at March 7, 2022:

Name	Age	Position
Michael Pollastro	38	Director and Chief Executive Officer

Biographical Information for Michael Pollastro

Michael Pollastro is the managing member of APO Holdings, LLC, a California limited liability company, since 2014, where he has assisted in consulting clients in business administration in preparation of capital raises, mergers, and acquisitions. Prior to 2014 he was CEO for a trucking and logistics company growing it from a small local subsidiary to a national transportation company.

BOARD LEADERSHIP STRUCTURE AND ROLE IN RISK OVERSIGHT

Our Board of Directors is primarily responsible for overseeing our risk management processes. The Board of Directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding the Company’s assessment of risks. The Board of Directors focuses on the most significant risks facing us and our general risk management strategy, and also ensures that risks undertaken by us are consistent with the Board of Directors’ appetite for risk. While the Board of Directors oversees the Company, our management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing the Company and that our board leadership structure supports this approach. With the absence of any independent directors, the roles of our management and directors are not clearly delineated.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions since we have been focusing our efforts on growing our business and obtaining financing for our Company. We expect to adopt a code as we further develop our business.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Committees of The Board of Directors

Due to our size, we have not formally designated a nominating committee, an audit committee, a compensation committee, or committees performing similar functions.

The Board currently acts as our audit committee. Since we are still a developing company, the Board of Directors is still in the process of finding an “audit committee financial expert” as defined in Regulation S-K.

Related parties

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

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during the years ended December 31, 2021, and 2020 awarded to, earned by or paid to our executive officers.

Summary Compensation Table
Name and Principal Position	Year	Salary - $
Michael Pollastro, President and Director	2020	-
	2021	40,000

Note:	The officers and directors of the Company have received no compensation during the past five years. They have received no stock awards, bonuses, or option awards.

Employment Agreements with Executive Officers

We currently do not have employment agreements with the Executive Officers of the company.  Management has received shares of the Company’s stock during their initial tenure with the Company.  We expect to enter into long term contracts with management when we have adequate cashflow.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table shows beneficial ownership of Global Warming Solutions, Inc.’s common stock, as of June 14, 2021, by:

•	Each person or entity is known by GWSO to beneficially own more than 5% of the outstanding shares of GWSO’s common stock;

•

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Percentage of beneficial ownership is based on 20,251,390 underlying shares of common stock.

Unless otherwise indicated, the address of each beneficial owner listed below is c/o Global Warming Solutions, Inc., 28751 Rancho CA RD, Suite 100, Temecula, CA 92590.

Beneficial Ownership
Name and Address of Beneficial Owner	Common Shares Owned	Total Shares Calculated as Percentage of Ownership
Paramount Trading Company[3]	2,041,740	11.60%
Artem Madatov	1,000,000	5.68%
Paul Rosenberg	2,291,455	13.02%
Michael Hawkins[1]	1,916,117	10.88%
Alexander Kornaraki	1,250,000	7.10%
Dimitry Kosynkin	1,250,000	7.10%
Total as a group[2]	9,749,312	55.38%

1.	Ownership owned by Michael Hawkins is through Epic Industry Corp in which he is the sole shareholder and Overwatch Partners, Inc., in which he is a controlling person with 50% ownership.

2.

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock outstanding on December 31, 2021. As of December 31, 2021, there were 17,604,705 shares of our company’s common stock issued and outstanding.

3.	The Company’s management has had no contact with this shareholder and has been unable to obtain who the beneficial owner(s) of Paramount Trading Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

PART IV

Item 15. Financial Statements and Exhibits.

Audited Consolidated Financial Statements for the Years Ending December 31, 2021 and 2020

3.1	Articles of Incorporation*
3.2	First Amended Articles of Incorporation*
3.3	Second Amended Articles of Incorporation*
3.4	Bylaws*
10.1	Purchase Agreement for www.cbd.biz domain*
10.2	Conversion of Outstanding Debt of Paul Rosenberg*
10.3	Conversion of Outstanding Debt of Overwatch Partners, Inc.*
10.4	Conversion of Outstanding Debt of Epic Industry Corp*
10.5	Bill of Sale of www.cbd.biz*
16.1	Certification of Auditors*
31.1	Certification by Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002 (1)
31.2	Certification by Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002 (1)
32.1	Certification Pursuant to 18 U.S.C. Section 1350 (1)
101	Interactive data files pursuant to Rule 405 of Regulation S-T. (1)
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document) (1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document. (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. (1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. (1)
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document. (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. (1)
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101). (1)

____________

* Previously filed

(1) Filed herewith

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL WARMING SOLUTIONS, INC. (Registrant)
Dated: April 4, 2022	/s/ Michael Pollastro
Michael Pollastro
President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director (Principal Executive Officer)

