Form 10-Q
period 2022-06-30
Global Warming Solutions, Inc.
filed 2022-08-05
CIK 1430300

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 1, 2022, the registrant had 16,025,050 shares of common stock issued and outstanding.

GLOBAL WARMING SOLUTIONS, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Global Warming Solutions, Inc.

and Subsidiaries

Consolidated Balance Sheets

ASSETS
	June 30,	December 31,
	2022	2021
Current Assets
Cash and cash equivalents	$384,563	$840,639
Prepaid expenses	-	12,110
Marketable Securities	53,625	-
Other current assets	2,782	-
Total current assets	440,970	852,750
Furniture & Equipment, net	25,540	29,464
Leasehold improvements, net	16,262	19,839
Intangible assets, net	10,078	7,928
Investment in Green Holistic	71,804	71,804
Deposits	11,800	11,800
Total assets	$576,454	$993,585

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,500	$1,000
Other current liabilities	14,018	19,308
Total current liabilities	15,518	20,308
Total Liabilities	15,518	20,308
Stockholders' equity
Common stock, $0.001 par value, voting; 1,500,000,000 shares authorized; 16,025,050 and 17,604,705 shares issued, and outstanding, as of June 30, 2022 and December 31, 2021, respectively.	16,025	17,605
Additional paid in capital	4,955,322	4,785,843
Accumulated deficit	(4,410,411)	(3,830,170)
Total stockholders' equity	560,936	973,278
Total liabilities and stockholders' equity	$576,454	$993,585

See accompanying notes to these unaudited consolidated financial statements.

Global Warming Solutions, Inc.

and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Sales	$-	336	$-	$101,724
Cost of Sales	-	3,664	-	72,839
Gross Profit	-	(3,328)	-	28,886

Operating expenses
Selling, general, and administrative	91,842	141,495	172,978	164,914
Professional fees	11,255	8,737	205,392	28,167
Research and development	147,682	-	147,682	-
Amortization and depreciation	3,952	3,492	7,860	11,825
Total operating expenses	254,731	153,724	533,912	204,906

Income (Loss) from operations	(254,731)	(157,052)	(533,912)	(176,020)
Other income (expense)
Derivative expense	-	-	-	(163,640)
Gain on settlement of debt	-	-	-	16,838
Loss on Marketable Securities	(34,527)	-	(46,330)	-
Net income (loss) before before taxes	(289,258)	(157,052)	(580,241)	(322,822)
Income tax expense	-	-	-	-
Net income (loss)	$(289,258)	$(157,052)	$(580,241)	$(322,822)
Basic and diluted (Loss) per share:
Income (loss) per share	$(0.02)	$(0.01)	$(0.03)	$(0.01)
Weighted average shares outstanding - basic and diluted	16,025,950	23,849,676	23,172,569	24,339,085

See accompanying notes to these unaudited consolidated financial statements.

Global Warming Solutions, Inc.

and Subsidiaries

Consolidated Statement of Stockholders’ Equity

			Additional	Accumulated	Total
	Common Stock		Paid-in	Income	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity (Deficit)
Balance December 31, 2021	17,604,705	$17,605	$4,785,843	$(3,830,170)	$973,278
Stock issued as compensation	30,000	30	155,970		$156,000
Stock Retired	(1,616,455)	(1,616)	1,616		$-
Net loss				$(290,984)	$(290,984)
Balance March 31, 2022	16,018,250	$16,018	$4,943,429	$(4,121,154)	$838,294
Options Exercised	8,000	8	13,992		$14,000
Stock Retired	(1,200)	(1)	(2,099)		$(2,100)
Net loss				$(289,258)	$(289,258)
Balance June 30, 2022	16,025,050	$16,025	$4,955,322	$(4,410,411)	$560,936

See accompanying notes to these unaudited consolidated financial statements.

Global Warming Solutions, Inc.

and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
Operating activities:
Net (Loss)	$(580,241)	$(322,822)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,860	11,825
Changes in operating assets and liabilities:
Prepaid expenses	12,110	(37,735)
Marketable Securities	(53,625)	-
Other current assets	(2,782)	-
Accounts payable	500	(5,603)
Other current liabilities	(5,290)	18,260
Reserve for Settlments	-	(16,042)
Net cash provided by (used in) operating activities	$(621,468)	$(352,117)

Investing activities:
Acquisition of property, plant and equipment	(359)	(60,274)
Acquisition of intangible assets	(2,149)	(24,472)
Deposits	-	(11,800)
Net cash received in investing activities	$(2,508)	$(96,546)

Cash flows from financing activities:
Proceeds from issuance of stock, net	167,900	1,308,630
Funds used to repurchase stock	-	(50,000)
Net cash provided by financing activities	$167,900	$1,258,630
Net change in cash	(456,076)	809,967
Cash, beginning of the period	840,639	12,450
Cash, ending of the period	$384,563	$822,417

Supplemental disclosure of cash flows information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of our consolidated financial statements as of December 31, 2021, and for the three and six months ended June 30, 2022, and 2021. The results of operations for the three and six months ended June 30, 2022, are not necessarily indicative of the operating results for the full year ending December 31, 2022.

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

Revenue Recognition Policies

We earn revenue from the sale of products. During the six months ended June 30, 2022, the Company had no revenue.

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

The Company had $0 in excess of federally insured limits on June 30, 2022, and December 31, 2021.

Cost of Goods Sold

The Company recognizes the direct cost of purchasing product for sale, including freight-in and packaging, as cost of goods sold in the accompanying statement of operations.

Accounts Receivable

The Company’s accounts receivable are trade accounts receivable. The Company recognized $0 as an uncollectable reserve for the years ending June 30, 2022, and 2021.

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

Commitments and Contingencies

The Company reports and accounts for its commitments and contingencies in accordance with ASC 440 – Commitments and ASC 450 – Contingencies. We recognize a loss on a contingency when it is probable a loss will incur and that the amount of the loss can be reasonably estimated. As of June 30, 2022, and December 31, 2021, the Company recognized a loss on contingencies of $0 and $0, respectively.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments. This ASU provides clarification regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The issues addressed in this ASU that will affect us is classifying debt prepayments or debt extinguishment costs and contingent consideration payments made after a business combination. This update is effective for annual and interim periods beginning after December 15, 2017, and interim periods within that reporting period and is to be applied using a retrospective transition method to each period presented. Early adoption is permitted. The adoption of this ASU did not have a material impact on our financial position, results of operations and related disclosures for the years ended December 31, 2021, and 2020.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. Current U.S. GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update. The amendments in this update will align the presentation of deferred income tax assets and liabilities with International Financial Reporting Standards (IFRS) and are effective for fiscal years after December 15, 2016, including interim periods within those annual periods. The adoption of this ASU as of January 1, 2017, did not have a material impact on our consolidated financial statements and related disclosures.

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

NOTE 3. Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has a limited history, no certainty of continuation can be stated. The accompanying financial statements for the three and six months ended June 30, 2022, and 2021 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

Debt

As of June 30, 2022, and December 31, 2021, the Company has no non-current debt.

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

On February 2, 2022, a former related party retired 1,616,455 shares of common stock.

On March 30, 2022, the Company issued 30,000 shares of common stock related to a consulting agreement valued at $156,000.

On May 26, 2022, the company retired 1,200 shares of common stock valued at $2,100 and issued 8,000 shares of common stock related to the exercise of warrants.

NOTE 6. Warrants to Purchase Common Stock

Warrants Issued to Investors

As of June 30, 2022, we have warrants to purchase 70,800 shares of common stock at $1.75 per share. All of these warrants expire in March 2026.

On May 26, 2022, warrants to purchase 8,000 shares of common stock were exercised at $1.75 per share.

NOTE 7. Research and Development

On May 18, 2022, the Company signed a research and development agreement with AQST USA, LLC valued at $1.3 million. The agreement is for sixty percent of the agreement to be paid based on certain milestone deliverables and the balance is to be paid in Company common stock. As of June 30, 2022, the Company has paid approximately $147 thousand based on the milestones achieved and is recorded as a research and development expense.

NOTE 8. Commitments and Contingencies

The Company has no commitments or contingencies for the three months ended June 30, 2022, and 2021.

NOTE 9. Subsequent Events

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, in connection with the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements Such forward-looking statements include statements about our expectations, beliefs or intentions regarding our potential product offerings, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made and are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” or “will,” and similar expressions or variations. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those risks disclosed under the caption “Risk Factors” included in our 2020 annual report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on April 4, 2022, and in our subsequent filings with the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

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

Results of Operations

Revenue

Our revenue from operations for the three months ended June 30, 2022, was $0 compared to $336 for the three months ended June 30, 2021. The difference was primarily due to decrease in retail sales operations in 2022 as compared to 2021.

For the six months ended June 30, 2022, revenue was $0 compared to $101,724 for the six months ended June 30, 2021. The difference was primarily due to decrease in retail sales operations in 2022 as compared to 2021.

Cost of Goods Sold

Our cost of goods sold for the three months ended June 30, 2022, was $0 as compared to $3,664 for the three months ended June 30, 2021.

For the six months ended June 30, 2022, the cost of goods sold was $0 as compared to $72,839 for the six months ended June 30, 2021.

Gross Profit

Our gross profit for the three months ended June 30, 2022, was $0 as compared to $(3,328) for the three months ended June 30, 2021.

For the six months ended June 30, 2022, gross profit was $0 as compared to $28,886 for the six months ended June 30, 2021.

Operating Expenses

Our operating expenses for the three months ended June 30, 2022, was $254,730 compared to $153,724 for the three months ended June 30, 2021. Our total operating expenses for the three months ended June 30, 2022, consisted of $91,842 of selling, general and administrative expenses, professional fees of $11,255, research and development of $147,682, and amortization expense of $3,952. Our total operating expenses for the three months ended June 30, 2021, consisted of $141,495 of selling, general and administrative expenses, professional fees of $8,737, and amortization expense of $3,492. Our general and administrative expenses consist of bank charges and other expenses.

For the six months ended June 30, 2022, operating expenses were $533,912 compared to $204,906 for the six months ended June 30, 2021. Our total operating expenses for the six months ended June 30, 2022, consisted of $172,978 of selling, general and administrative expenses, professional fees of $205,392, research and development of $147,682, and amortization expense of $7,860. Our total operating expenses for the six months ended June 30, 2021, consisted of $164,914 of selling, general and administrative expenses, professional fees of $28,167, and amortization expense of $11,825. Our general and administrative expenses consist of payroll, professional services, bank charges and other expenses.

Net Operating Income/Loss

Our net operating loss for the three months ended June 30, 2022, was $254,730 as compared to a net operating loss of $157,052 for the three months ended June 30, 2021.

Our net loss for the six months ended June 30, 2022, was $533,912 as compared to a net loss of $176,020 for the six months ended June 30, 2021.

Liquidity and Capital Resources

As of June 30, 2022, we had current assets of $440,970, including $384,563 in cash, and current liabilities of $15,518, resulting in a working capital of $425,452.

In February 2021, we commenced a private placement of 1,000,000 units of our securities, at a price of $1.25 per unit. Each unit consists of one share of our common stock and a common stock purchase warrant to purchase one-tenth share of our common stock, over a five-year period, at an exercise price of $1.75 per share. As of the date of this report, gross proceeds of $1,145,00 have been received.

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

Cash Flows

Operating Activities

We used cash from operating activities totaling $621,469 during the six months ended June 30, 2022 and used cash from operating activities totaling $352,117 during the three months ended June 30, 2021. The increase in cash used in operations was primarily due to an increase in research and development expenses of $147,682, and an increase in professional fees of $177,226.

Investing Activities

Investing activities during the six months ended June 30, 2022, consisted of $359 of equipment purchases, and $2,149 in intangible assets.

Investing activities during the six months ended June 30, 2021, consisted of $60,274 of equipment purchases, $24,472 in intangible assets, and $11,800 of deposits on lease

Financing Activities

Financing activities during the six months ended June 30, 2022, consisted of $167,900 of proceeds from the issuance of stock.

Financing activities during the six months ended June 30, 2021, consisted of $1,3080,630 of proceeds from the issuance of stock and $50,000 of payments on the repurchase of stock.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that as of June 30, 2022, our disclosure controls and procedures were not effective.

Changes in Internal Control

There were no changes in our internal control over financial reporting during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification by Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002*
31.2	Certification by Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002*
32.1	Certification Pursuant to 18 U.S.C. Section 1350 *
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Filed electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Global Warming Solutions, Inc.

Date: August 5, 2022	By:	/s/ Michael Pollastro
Michael Pollastro
Chairman and President
(Principal Executive Officer)

