Form 10-Q
period 2022-09-30
Global Warming Solutions, Inc.
filed 2022-11-21
CIK 1430300

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 21, 2022, the registrant had 16,025,050 shares of common stock issued and outstanding.

GLOBAL WARMING SOLUTIONS, INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Global Warming Solutions, Inc.

and Subsidiaries

Consolidated Balance Sheets

ASSETS
	September 30,	December 31,
	2022	2021
Current Assets
Cash and cash equivalents	$47,511	$840,639
Prepaid expenses	-	12,110
Marketable Securities	129,976	-
Other current assets	-	-
Total current assets	177,487	852,750
Furniture & Equipment, net	23,545	29,464
Leasehold improvements, net	14,444	19,839
Intangible assets, net	9,896	7,928
Investment in Green Holistic	71,804	71,804
Deposits	6,250	11,800
Total assets	$303,426	$993,585

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,595	$1,000
Other current liabilities	4,059	19,308
Total current liabilities	5,654	20,308
Total Liabilities	5,654	20,308
Stockholders' equity
Common stock, $0.001 par value, voting; 1,500,000,000 shares authorized; 16,025,050 and 17,604,705 shares issued, and outstanding, as of September 30, 2022 and December 31, 2021, respectively.	16,025	17,605
Additional paid in capital	4,955,322	4,785,843
Accumulated deficit	(4,673,575)	(3,830,170)
Total stockholders' equity	297,772	973,278
Total liabilities and stockholders' equity	$303,426	$993,585

See accompanying notes to these unaudited consolidated financial statements.

Global Warming Solutions, Inc.

and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Sales	$-	$-	$-	$101,724
Cost of Sales	-	-	-	72,839
Gross Profit	-	-	-	28,886

Operating expenses
Selling, general, and administrative	146,498	16,697	319,476	181,611
Professional fees	12,657	104,741	218,049	132,907
Research and development	176,365	27,416	324,047	27,416
Amortization and depreciation	3,995	3,951	11,855	15,776
Total operating expenses	339,515	152,804	873,427	357,710

Income (Loss) from operations	(339,515)	(152,804)	(873,427)	(328,824)
Other income (expense)
Derivative expense	-	-	-	(163,640)
Gain on settlement of debt	-	-	-	16,838
Gain (loss) on Marketable Securities	76,351	-	30,022	-
Net income (loss) before before taxes	(263,164)	(152,804)	(843,405)	(475,627)
Income tax expense	-	-	-	-
Net income (loss)	$(263,164)	$(152,804)	$(843,405)	$(475,627)
Basic and diluted (Loss) per share:
Income (loss) per share	$(0.02)	$(0.01)	$(0.05)	$(0.02)
Weighted average shares outstanding - basic and diluted	16,025,050	23,849,676	16,013,080	23,067,080

See accompanying notes to these unaudited consolidated financial statements.

Global Warming Solutions, Inc.

and Subsidiaries

Consolidated Statement of Stockholders’ Equity

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Deficit)	Equity (Deficit)
Balance – December 31, 2021	17,604,705	$17,605	$4,785,843	$(3,830,170)	$973,278
Stock issued as compensation	30,000	30	155,970	$-	$156,000
Stock Retired	(1,616,455)	(1,616)	1,616	$-	$-
Net loss	-	$-	$-	$(290,984)	$(290,984)
Balance – March 31, 2022	16,018,250	$16,018	$4,943,429	$(4,121,154)	$838,294
Options Exercised	8,000	8	13,992	$-	$14,000
Stock Retired	(1,200)	(1)	(2,099)	$-	$(2,100)
Net loss	-	$-	$-	$(289,258)	$(289,258)
Balance – June 30, 2022	16,025,050	$16,025	$4,955,322	$(4,410,411)	$560,936
Net loss	-	$-	$-	$(263,164)	$(263,164)
Balance – September 30, 2022	16,025,050	$16,025	$4,955,322	$(4,673,575)	$297,772

See accompanying notes to these unaudited consolidated financial statements.

Global Warming Solutions, Inc.

and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Operating activities:
Net (Loss)	$(843,405)	$(475,627)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,855	15,776
Changes in operating assets and liabilities:
Prepaid expenses	12,110	24,923
Marketable Securities	(129,976)	-
Other current assets	-	-
Accounts payable	595	(9,997)
Other current liabilities	(15,249)	31,443
Reserve for Settlments	-	(16,042)
Net cash provided by (used in) operating activities	$(964,070)	$(479,370)

Investing activities:
Acquisition of property, plant and equipment	(359)	(68,607)
Acquisition of intangible assets	(2,149)	(16,199)
Deposits	5,550	(11,800)
Net cash received in investing activities	$3,042	$(96,606)

Cash flows from financing activities:
Proceeds from issuance of stock, net	167,900	1,373,630
Funds used to repurchase stock	-	(130,000)
Net cash provided by financing activities	$167,900	$1,243,630
Net change in cash	(793,128)	667,654
Cash, beginning of the period	840,639	12,450
Cash, ending of the period	$47,511	$680,104

Supplemental disclosure of cash flows information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of our consolidated financial statements as of December 31, 2021, and for the three and nine months ended September 30, 2022, and 2021. The results of operations for the three and nine months ended September 30, 2022, are not necessarily indicative of the operating results for the full year ending December 31, 2022.

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

Revenue Recognition Policies

We earn revenue from the sale of products. During the nine months ended September 30, 2022, the Company had no revenue.

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

The Company had $0 in excess of federally insured limits on September 30, 2022, and December 31, 2021.

Cost of Goods Sold

The Company recognizes the direct cost of purchasing product for sale, including freight-in and packaging, as cost of goods sold in the accompanying statement of operations.

Accounts Receivable

The Company’s accounts receivable are trade accounts receivable. The Company recognized $0 as an uncollectable reserve for the years ending September 30, 2022, and 2021.

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

Commitments and Contingencies

The Company reports and accounts for its commitments and contingencies in accordance with ASC 440 – Commitments and ASC 450 – Contingencies. We recognize a loss on a contingency when it is probable a loss will incur and that the amount of the loss can be reasonably estimated. As of September 30, 2022, and December 31, 2021, the Company recognized a loss on contingencies of $0 and $0, respectively.

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

NOTE 3. Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has a limited history, no certainty of continuation can be stated. The accompanying financial statements for the three and nine months ended September 30, 2022, and 2021 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

As of September 30, 2022, the Company’s intangible assets consist of domain names and other intellectual property valued at $9,896.

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

Debt

As of September 30, 2022, and December 31, 2021, the Company has no non-current debt.

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

NOTE 6. Warrants to Purchase Common Stock

Warrants Issued to Investors

As of September 30, 2022, we have warrants to purchase 70,800 shares of common stock at $1.75 per share. All of these warrants expire in March 2026.

On May 26, 2022, warrants to purchase 8,000 shares of common stock were exercised at $1.75 per share.

NOTE 7. Research and Development

On May 18, 2022, the Company signed a research and development agreement with AQST USA, LLC valued at $1.3 million. The agreement is for sixty percent of the agreement to be paid based on certain milestone deliverables and the balance is to be paid in Company common stock. As of September 30, 2022, the Company has paid approximately $295 thousand based on the milestones achieved and is recorded as a research and development expense.

NOTE 8. Commitments and Contingencies

The Company has no commitments or contingencies for the three months ended September 30, 2022, and 2021.

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

We intend to file a provisional patent with the U.S. Patent Office in the first quarter of 2021 titled Hydrogen Supply Way and Device. This patent will cover intellectual property developed by us in expanding our business opportunities as discussed under Recent Events.

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

Recent Events

On May 18, 2022, the Company signed a research and development agreement with AQST USA, LLC valued at $1.3 million. The agreement is for sixty percent of the agreement to be paid based on certain milestone deliverables and the balance is to be paid in Company common stock. As of September 30, 2022, the Company has paid approximately $295 thousand based on the milestones achieved and is recorded as a research and development expense.

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

On October 26, 2020, the Company established an advisory committee. The advisory committee consists of seven members with expertise in the global warming communities. Each member has agreed to serve on the advisory committee for 2 years. The goal of the advisory committee is to make recommendations to the company and its scientist in matters within the areas of their experience and expertise, based upon the members’ reasonable research, study, and analysis. Compensation for serving on the advisory committee is determined by the board of directors on an individual-by-individual basis based upon the experience, knowledge and negotiated value. The advisory committee will meet three times per year.

Results of Operations

Revenue

Our revenue from operations for the three months ended September 30, 2022, and 2021 was $0.

For the nine months ended September 30, 2022, revenue was $0 compared to $101,724 for the nine months ended September 30, 2021. The difference was primarily due to decrease in retail sales operations in 2022 as compared to 2021.

Cost of Goods Sold

Our cost of goods sold for the three months ended September 30, 2022, and 2021 was $0.

For the nine months ended September 30, 2022, the cost of goods sold was $0 as compared to $72,839 for the nine months ended September 30, 2021. The difference was primarily due to decrease in retail sales operations in 2022 as compared to 2021.

Gross Profit

Our gross profit for the three months ended September 30, 2022, and 2021 was $0.

For the nine months ended September 30, 2022, gross profit was $0 as compared to $28,886 for the nine months ended September 30, 2021. The difference was primarily due to decrease in retail sales operations in 2022 as compared to 2021.

Operating Expenses

Our operating expenses for the three months ended September 30, 2022, was $339,515 compared to $152,804 for the three months ended September 30, 2021.  Our total operating expenses for the three months ended September 30, 2022, consisted of $146,498 of selling, general and administrative expenses, professional fees of $12,657, research and development of $176,365, and amortization expense of $3,995. Our total operating expenses for the three months ended September 30, 2021, consisted of $16,697 of selling, general and administrative expenses, professional fees of $104,741, research and development of $27,416, and amortization expense of $3,951. Our general and administrative expenses consist of bank charges and other expenses.

For the nine months ended September 30, 2022, operating expenses were $873,427 compared to $357,710 for the nine months ended September 30, 2021. Our total operating expenses for the nine months ended September 30, 2022, consisted of $319,476 of selling, general and administrative expenses, professional fees of $218,049, research and development of $324,047, and amortization expense of $11,855. Our total operating expenses for the nine months ended September 30, 2021, consisted of $181,611 of selling, general and administrative expenses, professional fees of $132,907, research and development of $27,416, and amortization expense of $15,776. Our general and administrative expenses consist of payroll, professional services, bank charges and other expenses.

Net Operating Income/Loss

Our net operating loss for the three months ended September 30, 2022, was $263,164 as compared to a net operating loss of $152,804 for the three months ended September 30, 2021.

Our net loss for the nine months ended September 30, 2022, was $843,405 as compared to a net loss of $475,627 for the nine months ended September 30, 2021.

Liquidity and Capital Resources

As of September 30, 2022, we had current assets of $177,487, including $47,511 in cash, and current liabilities of $5,654, resulting in a working capital of $171,833.

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

Cash Flows

Operating Activities

We used cash from operating activities totaling $958,520 during the nine months ended September 30, 2022 and used cash from operating activities totaling $479,370 during the nine months ended September 30, 2021. The increase in cash used in operations was primarily due to an increase in research and development expenses of $324,047.

Investing Activities

Investing activities during the nine months ended September 30, 2022, consisted of $359 of equipment purchases, and $2,149 in intangible assets.

Investing activities during the nine months ended September 30, 2021, consisted of $68,607 of equipment purchases, $16,199 in intangible assets, and $11,800 of deposits on lease

Financing Activities

Financing activities during the nine months ended September 30, 2022, consisted of $167,900 of proceeds from the issuance of stock.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that as of September 30, 2022, our disclosure controls and procedures were not effective.

Changes in Internal Control

There were no changes in our internal control over financial reporting during the three months ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification by Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002*
31.2	Certification by Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002*
32.1	Certification Pursuant to 18 U.S.C. Section 1350*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Filed electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Warming Solutions, Inc.

Dated: November 21, 2022	By:	/s/ Michael Pollastro
Michael Pollastro
Chairman and President
(Principal Executive Officer)

