Form 10-K
period 2022-12-31
Global Warming Solutions, Inc.
filed 2023-04-14
CIK 1430300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

The aggregate market value of voting stock held by non-affiliates of the Registrant on March 31, 2023, was approximately $52 million.

As of March 31, 2023, the registrant had 16,025,050 shares of common stock issued and outstanding.

GLOBAL WARMING SOLUTIONS, INC.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2022

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

As of December 31, 2022, the Company’s total assets are $296,282. These assets are comprised primarily of $79 in cash, $64,589 in marketable securities, $109,670 in other current assets, $21,551 in furniture and equipment, $12,626 in leasehold improvements, $9,714 in intangible assets, $71,804 investment in Green Holistic, and $6,250 deposits.  Our independent registered public accounting firm issued its report connection with the audit of our financial statements for the periods of January 1, 2021, through December 31, 2022, which included an explanatory paragraph in Note 3 describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Thus far, GWSO management has relied on capital loans and equity investments for the purpose of growing the business. Without continued loans or equity investments, we will not have the necessary capital required to execute our business plan and grow our business. Management has estimated that the costs associated with implementation of its business plan over the next twelve months include, but are not limited to, payroll, consulting, marketing and general administration of $1,000,000 (which expenses will be satisfied by means other than available cash expenditure, such as, but not limited to, equity or profit-sharing arrangements) and sales.

Management estimates that funding of $1,000,000 will be needed to implement the business plan, should revenues not be generated, which was raised through equity capital.

OUR PLAN

The Company is engaged in the business of retail sales in climate change products and solutions. We believe that our products will provide our business consumers with solutions to mitigate risks associated with global warming. Our aim is to seek partnerships with companies and or inventors in order to develop patents related to green energy and or climate change. In addition to the resale component of our business, we provide consulting services in various approaches to the mitigating global warming risks and assist our clients with an execution plan for the benefit and growth of their business.

We compete in a highly competitive market that includes other climate change companies. Our growth is reliant upon our ability to promote our business as earth stewards and attract the attention of the target market who view environmental awareness as a lifestyle.

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

IMPLICATIONS OF BEING AN EMERGING GROWTH COMPANY

We currently qualify as an “emerging growth company” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we expect that we will take advantage of the reduced reporting requirements that are otherwise applicable to public companies. These reduced reporting requirements include:

•	not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes Oxley Act of 2002, as amended (the “Sarbanes Oxley Act”);
•	reduced disclosure obligations regarding executive compensation in this report and in our future periodic reports, proxy statements and registration statements; and
•	not being required to hold a non-binding advisory vote on executive compensation or to seek stockholder approval of any golden parachute payments not previously approved.

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

Climate Change Industry

Typically, executives manage environmental risk as a threefold problem of i) regulatory compliance, ii) potential liability for industrial accidents, and iii) pollutant release mitigation.  But climate change presents business risks that are different in kind because the impact is global, the problem is long-term, and the harm is essentially irreversible.

The market for climate change solutions is highly competitive and rapidly evolving, resulting in a dynamic competitive environment with several dominant national and multi-national leaders. The Company will have to compete with established corporations that have substantially greater financial, marketing, technical and human resource capabilities. Such competition may be able to undertake more extensive marketing campaigns, adopt more aggressive distribution policies and make more attractive offers to potential clients. The Company expects competition to persist and intensify in the future.

Management believes that there is an increasing demand for money-making ideas created by the warming of our planet and that products and services that slow the flow of greenhouse gases by using less energy or by substituting clean energy for fossil fuels are in great demand.

The company’s plan is focused on introducing our patented device that stores power, creates oxygen, and produces hydrogen. We will create and sell this product initially focusing on DOD, and DOE as existing relationships through our partners make these entities the easiest path to market.

An initial product and services offering will help meet the growing demand for more efficient and clean energy solutions. Our product is unique in that it is capable of generating electricity from a renewable source, creating oxygen, and producing hydrogen on demand from an electro chemical reaction. We anticipate this product will be in high demand for residential, commercial, and industrial applications. We plan to launch this product and service offering in the markets of the United States and Europe, but have the ability to increase market share by expanding to markets in Asia and developing countries. We have identified the right personnel and developed a strategy to achieve success. It is the company’s belief that profits will begin to be realized once we can begin the manufacturing process.

Our company offers a product that generates power, oxygen, and hydrogen on demand.

Battery power and hydrogen production are essential to the world because they provide a clean and efficient source of energy. Our battery technology differs in that it is not an accumulator of energy but rather a production unit capable of storing energy through an electrochemical process allowing for easy access when needed. Our unit also produces Hydrogen on demand production, which on the other hand, allows for the storage of energy in a form that can be easily transported in order to be used elsewhere. Hydrogen can also be used to power vehicles, replacing the need for traditional fossil fuels. Both battery power and hydrogen production provide the world with renewable and clean sources of energy, reducing emissions and helping to combat climate change. The primary downside of hydrogen power sources is the difficulty and expense associated with producing, storing, and transporting hydrogen fuel, as well as the current lack of refueling infrastructure.

Hydrogen fuel cells are also fairly expensive compared to other forms of renewable energy, and many of the components used in the production of hydrogen fuel are petroleum-based, making it a less environmentally friendly option. The use of hydrogen as an energy source can have both positive and negative impacts on the planet. On the positive side, hydrogen has the potential to be a clean and renewable energy source, since it can be produced through renewable energy sources and when used in a fuel cell, it only produces water as a byproduct. On the negative side, producing and transporting hydrogen (especially in the early stages of its development) can have significant emissions of greenhouse gases, such as carbon dioxide and methane, which contribute to climate change. Additionally, when produced from non-renewable resources, like natural gas, it might contribute to air pollution and other types of pollution.

Our product is an on-demand hydrogen and oxygen generator powered by a battery storage system. It is an advanced technology solution for any user’s energy storage and supply needs. This system produces clean hydrogen and oxygen gas on demand, and stores the energy generated in a battery. This stored energy can be used to power vehicles and homes, or other industrial processes; allowing users to be able to make use of the energy whenever and however they need. As an added benefit, the hydrogen and oxygen produced by this device are entirely renewable and free from toxic emissions. This system is both affordable and easy to use, making it an ideal solution for personal, industrial, and commercial needs. The marketing strategy for this product will be focused on building relationships with prime defense contractors and government agencies that are active in the defense industry. Sales staff should work to continually build and strengthen these relationships by providing demonstrations of the product’s capabilities, offering customized solutions to fit their needs, and regularly following up on existing contracts. In addition to the direct sales approach, we recommend engaging in other outreach initiatives such as attending trade shows, running media campaigns, and engaging in thought leadership initiatives such as contributing articles or panel discussions at industry events. Through these initiatives, our focus should continue to be on building and reinforcing relationships that can result in government contracts. We can license our technology to the auto industry in a variety of ways. We can offer license agreements with terms and conditions that best fit the needs of our customers. There are different types of license agreements we can consider such as an End-User License Agreement (EULA), a Subscription License Agreement, an Implementation License Agreement, or an Evaluation Agreement. It is important to consider the legal aspects of our technology, such as intellectual property rights and the confidentiality of any data collected, when licensing it to third parties. Additionally, we can provide a range of services, such as support and maintenance, to make sure our licensees have an easy and successful experience with our technology. in our local area, as well as online through our website. Our products will be competitively priced, and we plan to offer customer service and warranties to our customers. Additionally, we will be investing in digital marketing campaigns to reach new customers and increase our brand awareness.

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

Customers

There were no customers for the year ended December 31, 2022.  Approximately 93% of our sales for the year ended December 31, 2021, were generated from one client in the country of Hungary.

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

Recent Events

In March 2023, the Company along with AQST-USA, LLC. showcased their “Sodium Battery Hydrogen Generator” technology for Northwest UAV at their facilities in McMinnville, Oregon.

In November 2022, The Company along with AQST-USA, LLC. completed building, and testing their “Sodium Battery Hydrogen Generator’ prototype.

In May 2022 the Company contracted AQST-USA, LLC. to assist with the design and build of their “Sodium Battery Hydrogen Generator” prototype.

In November 2021, the Company sent Artem Madatov PhD, their Chief Scientific Officer to Dnipro Ukraine in order to develop a working prototype for their patented “Sodium Battery Hydrogen Generator Technology.” Once all data was collected the prototype was to be shipped back to the United States.

In September 2021, the company began efforts to buy back shares in order to reduce the issued and outstanding of the company stock in order to increase shareholder value.

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

We expect that our common stock will continue to be listed on the OTCMarkets Pink Sheets. We may apply to have our units listed on the OTCMarkets QB promptly after the submission of this report. We cannot guarantee that our securities will be approved for listing. Although after giving effect to this offering we expect to meet, on a pro forma basis, the minimum initial listing standards of the OTCMarkets, we cannot assure you that our securities will be, or will continue to be, listed on the OTCMarkets in the future or prior to our business ventures. In order to continue listing our securities on the OTCMarkets prior to our business ventures, we must maintain certain financial, distribution, and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity and a minimum number of holders of our securities. Additionally, we will be required to demonstrate compliance with the OTCMarkets’ initial listing requirements, which are more rigorous than the Pink Sheets continued listing requirements, in order to continue to maintain the listing of our securities on the OTCMarkets. We cannot assure you that we will be able to meet all initial listing requirements. If the OTCMarkets delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on the Pink Sheets. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;
•	reduced liquidity for our securities;
•

a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary tradin

g market for our securities;

•	a limited amount of news and analyst coverage; and/or
•	a decreased ability to issue additional securities or obtain additional financing in the future.

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

The issuance of additional shares of common stock or registration of preferred shares:

•	may significantly dilute the equity interest of investors in this offering;
•	may subordinate the rights of holders of common stock if a newly adopted preferred stock class is registered with rights senior to those afforded our common stock;
•	could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and
•	may adversely affect prevailing market prices for our units and common stock.

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

We may choose to incur substantial debt to complete a business transaction or to conduct business. We will likely decline to incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest, or claim of any kind in or to the monies held by us. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues are insufficient to repay our debt obligations;
•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;
•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
•	increased vulnerability to adverse changes in general economic, industry, and competitive conditions and adverse changes in government regulation;
•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and
•	other disadvantages compared to our competitors who have less debt.

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

If we effect a business transaction with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;
•	rules and regulations regarding currency redemption;
•	complex corporate withholding taxes on individuals;
•	laws governing the manner in which future business transactions may be affected;
•	tariffs and trade barriers;
•	regulations related to customs and import/export matters;

•	longer payment cycles and challenges in collecting accounts receivable;
•	tax issues, including but not limited to tax law changes and variations in tax laws as compared to the United States;
•	currency fluctuations and exchange controls;
•	rates of inflation;
•	cultural and language differences;
•	employment regulations;
•	data privacy;
•	changes in industry, regulatory or environmental standards within the jurisdictions where we operate;
•	public health or safety concerns and governmental restrictions, including those caused by outbreaks of pandemic disease such as the COVID-19 pandemic;
•	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;
•	deterioration of political relations with the United States; and
•	government appropriations of assets.

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

Business transactions with companies in the climate sector, which we broadly define as consisting of all companies the business of which results, directly or indirectly, in the reduction of CO2 and other greenhouse gases into the atmosphere that would otherwise have occurred, entail certain risks. If we are successful in managing a climate sector business plan, we may be subject to, and possibly adversely affected by, the following risks:

•	recognizing that the market for CO2 avoidance and removal is grounded in science, any material change in consensus scientific opinion in respect of the urgency or potential remedies to the climate challenge could affect the economics of or total addressable market for clean energy and other CO2 reducing products and specialists;
•	governmental or regulatory actions in any or all of our chosen markets, even if well intentioned from a climate perspective, could have an immediate and dramatic effect on our business operations and opportunities;
•	the increasingly partisan nature of the public debate about climate issues could result in a consumer backlash in certain markets against products and services which exist, in whole or in part, to reduce CO2 emissions into the atmosphere;
•	shifting approaches over time to how CO2 emissions are calculated, or to the perceived long-term effectiveness of various approaches to CO2 storage and sequestration, could affect the perceived environmental benefit of our products and services;
•	dependence of our operations upon third-party suppliers or service providers whose failure either to perform adequately or to adhere to our environmental standards could disrupt our business;
•	difficulty in establishing and implementing a commercial and operational approach adequate to address the specific needs of the markets we are pursuing;
•	difficulty in identifying effective local partners and developing any necessary partnerships with local businesses on commercially and environmentally acceptable terms;
•	our inability to comply with governmental regulations or obtain governmental approval for our products and/or business operations;

•	difficulty in competing against established companies who may have greater financial resources and/or a more effective or established localized business presence and/or an ability to introduce and sell low or no carbon products at minimal or negative operating margins for sustained periods of time;
•	difficulty in competing successfully with improved technologies introduced subsequent to our own;
•	the possibility of applying an ineffective commercial approach to targeted markets, including product offerings that may not meet market needs with respect to their environmental or non-environmental attributes;
•	an inability to build strong brand identity, environmental credibility or reputation for exceptional customer satisfaction and service;
•	difficulty in generating sufficient sales volumes at economically sustainable profitability levels;
•	difficulty in timely identifying, attracting, training, and retaining qualified sales, technical, and other personnel; and
•	any significant disruption in our computer systems or those of third parties that we would utilize in our operations, including disruptions or failure of our networks, systems or technology as a result of computer viruses, “cyber-attacks,” misappropriation of data or other malfeasance, as well as outages, natural disasters, terrorist attacks, accidental releases of information or similar events.

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

Period	High	Low
January 1, 2021 through March 31, 2021	3.18	1.52
April 1, 2021 through June 30, 2021	3.53	2.43
July 1, 2021 through September 30, 2021	6.29	2.25
October 1, 2021 through December 31, 2021	$10.85	$5.60
January 1, 2022 through March 31, 2022	9.24	3.01
April 1, 2022 through June 30, 2022	5.10	2.36
July 1, 2022 through September 30, 2022	8.74	2.31
October 1, 2022 through December 31, 2022	$6.60	$3.22

The closing price of our common stock as reported on OTCMarkets Pink Sheets was $3.22 on December 31, 2022.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

Our operating results for the years ended December 31, 2022, and 2021 are summarized as follows:

Statements of Operations
	For the years ending
	December 31,
	2022	2021

Revenue from services	$-0-	$101,724
Total cost of sales	-0-	72,839
Gross income	$-0-	$28,886
Total operating expenses	368,958	483,335
Net income (loss) from operations	$(434,345)	$(601,252)

Revenue

Our revenue from operations for the year ended December 31, 2022, was $0 compared to $101,724 for the year ended December 31, 2021. The difference was primarily due to reduced retail sales operations of our prior business that ceased in the first half of 2021.

Cost of Goods Sold

Our cost of goods sold for the year ended December 31, 2022, was $0 as compared to $72,839 for the year ended December 31, 2021. The difference was primarily due to reduced retail sales operations of our prior business that ceased in the first half of 2021.

Gross Profit

Our gross profit for the year ended December 31, 2021, was $0 as compared to $28,886 for the year ended December 31, 2021. The difference was primarily due to reduced retail sales operations of our prior business that ceased in the first half of 2021.

Operating Expenses

Our operating expenses for the year ended December 31, 2022, was $1,242,385 compared to $483,335 for the year ended December 31, 2021.  Our total operating expenses for the year ended December 31, 2022, consisted of $420,090 of selling, general and administrative expenses, professional fees of $232,399, research and development of $574,047, and amortization expense of $15,850. Our total operating expenses for the year ended December 31, 2021, of $483,335, consisted of $272,746 of selling, general and administrative expenses, professional fees of $163,445, research and development of $27,416, and amortization expense of $19,729. Our general and administrative expenses consist of bank charges and other expenses.

Net Operating Loss

Our net operating loss for the year ended December 31, 2022, was $1,277,750 as compared to a net operating loss of $601,252 for the year ended December 31, 2021.

Liquidity and Capital Resources

As of December 31, 2022, we had current assets of $174,338, including $79 in cash, and current liabilities of $432,855, resulting in a working capital deficit of $258,517.

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

Cash Flows

Operating Activities

We used cash for operating activities totaling $1,311,502 during the year ended December 31, 2022, and used cash for operating activities totaling $600,865 during the year ended December 31, 2021. This increase in cash used in operations was primarily due to the net loss of $1,277,750.

Investing Activities

Cash provided by investing activities totaling $3,042 during the year ended December 31, 2022. Investing activities during the year ended December 31, 2022, consisted of $5,550 of deposits on lease offset by $2,508 in intangible.

We used cash for investing activities totaling $96,676 during the year ended December 31, 2021. Investing activities during the year ended December 31, 2021, consisted of $69,032 of equipment purchases, $15,844 in intangible assets and $11,800 of deposits on lease.

Financing Activities

We generated cash from financing activities totaling $467,900 during the year ended December 31, 2022. Financing activities during the year ended December 31, 2022, consisted of $167,900 of proceeds from the issuance of stock and $300,000 in proceeds from short-term debt.

We generated cash from financing activities totaling $1,523,630 during the year ended December 31, 2021. Financing activities during the year ended December 31, 2021, consisted of $1,653,630 of proceeds from the issuance of stock and $130,000 in funds used to repurchase stock.

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

Opinion on the Financial Statements

We have audited the accompanying  consolidated balance sheets of Global warming solutions Inc. and its subsidiaries (“the Company”) as of December 31, 2022 and 2021 and the related statements of operations, changes in stockholders’ deficit and cash flows, for each of the years then ended, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31 2022, in conformity with generally accepted accounting principles in the United States of America.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, as of December 31, 2022, the Company has suffered losses from operations in all years since inception and has a nominal working capital surplus, additionally as described in note 4 the company has received a short term loan of $300,000 which it feels it will have no problem repaying. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

How the Critical Audit Matter was addressed in the Audit

-	We evaluated whether there is substantial doubt about the entity's ability to continue as a going concern for a reasonable period of time.

-	We obtained information about management's plans that are intended to mitigate the effect of such conditions or events, and assess the likelihood that such plans can be effectively implemented.

-	We added explanatory paragraph to the audit report.

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

/s/ Weinstein International CPA (6629)

We have served as the Company’s auditor since 2020.

Tel Aviv, Israel

April 14, 2023

GLOBAL WARMING SOLUTIONS, INC.

 Balance Sheets

ASSETS
	December 31,	December 31,
	2022	2021
Current Assets
Cash and cash equivalents	$79	$840,639
Prepaid expenses	-	12,110
Marketable Securities	64,589	-
Other current assets	109,670	-
Total current assets	174,338	852,750
Furniture & Equipment, net	21,551	29,464
Leasehold improvements, net	12,626	19,839
Intangible assets, net	9,714	7,928
Investment in Green Holistic	71,804	71,804
Deposits	6,250	11,800
Total assets	$296,282	$993,585

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$19,126	$1,000
Loan Payable	300,000	-
Other current liabilities	113,729	19,308
Total current liabilities	432,855	20,308
Total Liabilities	432,855	20,308
Stockholders' equity
Common stock, $0.001 par value, voting; 1,500,000,000 shares authorized; 16,025,050 and 17,604,705 shares issued, and outstanding, as of December 31, 2022 and December 31, 2021, respectively.	16,025	17,605
Additional paid in capital	4,955,322	4,785,843
Accumulated deficit	(5,107,920)	(3,830,170)
Total stockholders' equity	(136,573)	973,278
Total liabilities and stockholders' equity	$296,282	$993,585

See accompanying notes to these audited financial statements

GLOBAL WARMING SOLUTIONS, INC.

Statements of Operations

	For the Twelve Months Ended December 31,
	2022	2021
Revenue
Sales	$-	$101,724
Cost of Sales	-	72,839
Gross Profit	-	28,886

Operating expenses
Selling, general, and administrative	414,008	272,746
Professional fees	232,399	163,445
Research and development	574,047	27,416
Amortization and depreciation	15,850	19,729
Total operating expenses	1,236,303	483,335

Income (Loss) from operations	(1,236,303)	(454,450)
Other income (expense)
Interest expense	(6,082)
Derivative expense	-	(163,640)
Gain on settlement of debt	-	16,838
Gain (loss) on Marketable Securities	(35,365)	-
Net income (loss) before taxes	(1,277,750)	(601,252)
Income tax expense	-	-
Net income (loss)	$(1,277,750)	$(601,252)
Basic and diluted (Loss) per share:
Income (loss) per share	$(0.08)	$(0.03)
Weighted average shares outstanding - basic and diluted	16,014,290	23,408,326

See accompanying notes to these audited financial statements

GLOBAL WARMING SOLUTIONS, INC.

Statement of Stockholders' Equity

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Deficit)	Equity (Deficit)
Balance December 31, 2020	24,335,390	$24,335	$3,253,382	$(3,228,917)	$48,800
Stock issued for cash	1,024,000	1,024	1,652,606	-	$1,653,630
Stock issued for warrant exercise	1,200	1	2,099	-	$2,100
Stock Retired	(7,755,885)	(7,755)	(122,244)	-	$(129,999)
Net loss	-	$-	$-	$(601,252)	$(601,252)
Balance December 31, 2021	17,604,705	$17,605	$4,785,843	$(3,830,170)	$973,278
Stock issued for compensation	30,000	$30	$155,970	$-	$156,000
Stock Retired	(1,617,655)	(1,618)	(483)	-	$(2,101)
Options Exercised	8,000	8	13,992	-	$14,000
Net loss	-	$-	$-	$(1,277,750)	$(1,277,750)
Balance December 31, 2022	16,025,050	$16,025	$4,955,322	$(5,107,920)	$(136,573)

See accompanying notes to these audited financial statements

GLOBAL WARMING SOLUTIONS, INC.

Statements of Cash Flows

	For the Twelve Months Ended December 31,
	2022	2021
Operating activities:
Net (Loss)	$(1,277,750)	$(601,252)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	15,850	19,729
Loss on marketable securities	35,365	-
Changes in operating assets and liabilities:
Prepaid expenses	12,110	(12,110)
Marketable Securities	(99,954)	-
Other current assets	(109,670)	-
Accounts payable	18,126	(10,497)
Other current liabilities	94,421	19,308
Reserve for Settlements	-	(16,042)
Net cash provided by (used in) operating activities	$(1,311,502)	$(600,865)

Investing activities:
Acquisition of property, plant and equipment	-	(69,032)
Acquisition of intangible assets	(2,508)	(15,844)
Deposits	5,550	(11,800)
Net cash provided in investing activities	$3,042	$(96,676)

Cash flows from financing activities:
Proceeds from issuance of stock, net	167,900	1,655,730
Proceeds from Short-term debt	300,000	-
Funds used to repurchase stock	-	(130,000)
Net cash provided by financing activities	$467,900	$1,525,730
Net change in cash	(840,560)	828,189
Cash, beginning of the period	840,639	12,450
Cash, ending of the period	$79	$840,639

Supplemental disclosure of cash flows information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to these audited financial statements

GLOBAL WARMING SOLUTIONS, INC.

Notes to Financial Statements

December 31, 2022

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

Concentration of Credit Risk and Significant Customers

Financial instruments which potentially subject the Company to a concentration of credit risk consist principally of temporary cash investments and accounts receivable. The Company places its temporary cash investments with financial institutions insured by the FDIC. The Company had no customers for the year ended December 31, 2022.

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

The Company had $0 in excess of federally insured limits on December 31, 2022, and 2021.

Cost of Goods Sold

The Company recognizes the direct cost of purchasing product for sale, including freight-in and packaging, as cost of goods sold in the accompanying statement of operations.

Accounts Receivable

The Company’s accounts receivable are trade accounts receivable.  The Company recognized $0 as an uncollectable reserve for the years ending December 31, 2022, and 2021.

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

Warranties

Warranty reserves include management’s best estimate of the projected costs to repair or to replace any items under warranty, based on actual warranty experience as it becomes available and other known factors that may impact the Company’s evaluation of historical data. Management will review Redfern’s reserves at least quarterly, when they exist, to ensure that its accruals are adequate in meeting expected future warranty obligations, and the Company will adjust its estimates as needed. Initial warranty data can be limited early in the launch of a product and accordingly, the adjustments that are recorded may be material. As a result, the products that can be returned as a warranty replacement are extremely limited. As a result, due to the Company’s warranty policy, the Company did not have any significant warranty expenses to report for the years ended December 31, 2022, and 2021. Based on these actual expenses, the warranty reserve, as estimated by management as of December 31, 2022, and 2021 were at $0. Any adjustments to warranty reserves are to be recorded in cost of sales.

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

Commitments and Contingencies

The Company reports and accounts for its commitments and contingencies in accordance with ASC 440 – Commitments and ASC 450 – Contingencies. We recognize a loss on a contingency when it is probable a loss will incur and that the amount of the loss can be reasonably estimated. As of December 31, 2022, and 2021, the Company recognized a loss on contingencies of $0 and $0, respectively.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments. This ASU provides clarification regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The issues addressed in this ASU that will affect us is classifying debt prepayments or debt extinguishment costs and contingent consideration payments made after a business combination. This update is effective for annual and interim periods beginning after December 15, 2017, and interim periods within that reporting period and is to be applied using a retrospective transition method to each period presented. Early adoption is permitted. The adoption of this ASU did not have a material impact on our condensed financial position, results of operations and related disclosures for the years ended December 31, 2022, and 2021.

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

NOTE 3. GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has a limited history, no certainty of continuation can be stated. The accompanying financial statements for the years ended December 31, 2022, and 2021 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

Accounts Payable

The Company’s accounts payable is to various vendors and includes $6,082 in accrued interest on a short-term loan.

Legal Settlements

None

Debt

On October 18, 2022, the Company received a short-term loan in the amount of $300,000. This is loan carries a 10% annual interest rate and is due on April 18, 2023. As of December 31, 2022, there was $300,000 in outstanding principle on this loan.

NOTE 5. COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingencies for the year ended December 31, 2022, and 2021.

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

As of December 31, 2022, the Company was authorized to issue 1,500,000,000 common shares at a par value of $0.001. As of December 31, 2022, the Company had issued and outstanding, 16,025,050 common shares.

NOTE 8. WARRANTS TO PURCHASE COMMON STOCK

Warrants Issued to Investors

As of December 31, 2022, we have warrants to purchase 91,600 shares of common stock at $1.75 per share. All of these warrants expire between March and July 2026.

NOTE 9. INCOME TAXES

The Company’s income tax expense for the periods presented in the statements of operations represents minimum franchise taxes. The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes were as follows:

	2022	2021
Statutory federal income tax rate	21.0%	21.0%
State income taxes, net of federal taxes	0.0%	0.0%
Effective income tax rate	0.0%	0.0%

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

At the end of the fiscal year ending December 31, 2022, the Company had net operating loss carry forwards available to offset future taxable income of approximately $2,988,000. These carry forwards will begin to expire in the year ending December 31, 2036. Utilization of the net operating loss carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our management, with the participation of our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2022 (the “Evaluation Date”). Based on such evaluation and subject to the foregoing, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are not effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision of our Chief Executive Officer, being our principal executive officer, and our Chief Financial Officer, being our principal financial officer and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, using the criteria established in Internal Control—2013 Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2022.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by our registered, public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f)under the Exchange Act, that occurred during the fiscal year ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

Part III

Item 10. Directors and Executive Officers.

The following table sets forth information concerning our executive officers and directors and their ages at March 31, 2023:

Name	Age	Position
Michael Pollastro	39	Director and Chief Executive Officer

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

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during the years ended December 31, 2022, and 2021 awarded to, earned by or paid to our executive officers.

Summary Compensation Table
Name and Principal Position	Year	Salary - $
Michael Pollastro, President and Director	2021	60,000
	2022	40,000

Note:	The officers and directors of the Company have received no compensation during the past five years. They have received no stock awards, bonuses, or option awards.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table shows beneficial ownership of Global Warming Solutions, Inc.’s common stock, as of March 31, 2023, by:

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

Beneficial Ownership
Name and Address of Beneficial Owner	Common Shares Owned	Total Shares Calculated as Percentage of Ownership
Paramount Trading Company[3]	2,041,740	12.74%
Artem Madatov	1,000,000	6.24%
Paul Rosenberg	2,291,455	14.3%
Epic Industry Corp.[1]	1,916,117	11.96%
Alexander Kornaraki	1,250,000	7.80%
Dimitry Kosynkin	1,250,000	7.80%
Total as a group[2]	9,749,312	60.84%

1.	Epic Industry Corp is controlled by Michael Hawkins.

2.

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock outstanding on December 31, 2022. As of December 31, 2022, there were 16,025,050 shares of our company’s common stock issued and outstanding.

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

Item 14. Principal Accounting Fees and Services

The following table represents aggregate fees billed to us for the years ended December 31, 2022 and 2021 by Weinstein International CPA, our principal auditors for such periods.

	2022	2021
Audit Fees	$19,584	$11,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$19,584	$11,000

Item 15. Financial Statements and Exhibits.

Audited Consolidated Financial Statements for the Years Ending December 31, 2022 and 2021

3.1	Articles of Incorporation*
3.2	First Amended Articles of Incorporation*
3.3	Second Amended Articles of Incorporation*
3.4	Bylaws*
10.1	Purchase Agreement for www.cbd.biz domain*
10.2	Conversion of Outstanding Debt of Paul Rosenberg*
10.3	Conversion of Outstanding Debt of Overwatch Partners, Inc.*
10.4	Conversion of Outstanding Debt of Epic Industry Corp*
10.5	Bill of Sale of www.cbd.biz*
16.1	Certification of Auditors*
31.1	Certification by Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002
31.2	Certification by Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350
101	Interactive data files pursuant to Rule 405 of Regulation S-T.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

____________

* Previously filed

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL WARMING SOLUTIONS, INC. (Registrant)
Dated: April 14, 2023	/s/ Michael Pollastro
Michael Pollastro
President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director (Principal Executive Officer)

