Form 10-Q
period 2023-03-31
Global Warming Solutions, Inc.
filed 2023-06-21
CIK 1430300

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 3, 2023, the registrant had 16,053,336 shares of common stock issued and outstanding.

GLOBAL WARMING SOLUTIONS, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Global Warming Solutions, Inc.

Consolidated Balance Sheets

 (Unaudited)

ASSETS
	March 31,	December 31,
	2023	2022
Current Assets
Cash and cash equivalents	$23,050	$79
Prepaid expenses	-	-
Marketable Securities	5,786	64,589
Other current assets	83,812	109,670
Total current assets	112,648	174,338
Furniture & Equipment, net	19,599	21,551
Leasehold improvements, net	10,848	12,626
Intangible assets, net	9,535	9,714
Investment in Green Holistic	71,804	71,804
Deposits	6,250	6,250
Total assets	$230,684	$296,282

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$61,415	$19,126
Loan Payable	380,000	300,000
Other current liabilities	84,512	113,729
Total current liabilities	525,927	432,855
Total Liabilities	525,927	432,855
Stockholders' equity
Common stock, $0.001 par value, voting; 1,500,000,000 shares authorized; 16,053,336 and 16,025,050 shares issued, and outstanding, as of March 31, 2023 and December 31, 2022, respectively.	16,053	16,025
Additional paid in capital	5,054,294	4,955,322
Accumulated deficit	(5,365,591)	(5,107,920)
Total stockholders' equity	(295,244)	(136,573)
Total liabilities and stockholders' equity	$230,684	$296,282

See accompanying notes to these consolidated financial statements.

Global Warming Solutions, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Revenue
Sales	$-	$-
Cost of Sales	-	-
Gross Profit	-	-

Operating expenses
Selling, general, and administrative	102,146	81,136
Professional fees	13,798	194,137
Research and development	141,000	-
Amortization and depreciation	3,908	3,908
Total operating expenses	260,853	279,181

Income (Loss) from operations	(260,853)	(279,181)
Other income (expense)
Interest Expense	(14,498)	-
Gain (loss) on Marketable Securities	17,680	(11,803)
Net income (loss) before before taxes	(257,671)	(290,984)
Income tax expense	-	-
Net income (loss)	$(257,671)	$(290,984)
Basic and diluted (Loss) per share:
Income (loss) per share	$(0.02)	$(0.01)
Weighted average shares outstanding - basic and diluted	16,044,003	23,331,383

See accompanying notes to these consolidated financial statements.

Global Warming Solutions, Inc.

Consolidated Statement of Stockholders’ Equity

(Unaudited)

	For the Three Months Ended March 31, 2022
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Deficit)	Equity (Deficit)
Balance – December 31, 2021	17,604,705	$17,605	$4,785,843	$(3,830,170)	$973,278
Stock issued as compensation	30,000	30	155,970		$156,000
Stock Retired	(1,616,455)	(1,616)	1,616		$-
Net loss				$(290,984)	$(290,984)
Balance – March 31, 2022	16,018,250	$16,018	$4,943,429	$(4,121,154)	$838,294

	For the Three Months Ended March 31, 2023
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Deficit)	Equity (Deficit)
Balance – December 31, 2022	16,025,050	$16,025	$4,955,322	$(5,107,920)	$(136,573)
Shares Sold	28,286	28	98,972		$99,000
Stock Retired					$-
Net loss				$(257,671)	$(257,671)
Balance – March 31, 2023	16,053,336	$16,053	$5,054,294	$(5,365,591)	$(295,244)

See accompanying notes to these consolidated financial statements.

Global Warming Solutions, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Operating activities:
Net (Loss)	$(257,671)	$(290,985)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,908	3,908
Changes in operating assets and liabilities:
Prepaid expenses	-	12,110
Marketable Securities	58,804	(54,405)
Other current assets	25,858	(3,840)
Accounts payable	42,289	1,250
Other current liabilities	(29,216)	(4,052)
Net cash provided by (used in) operating activities	$(156,029)	$(336,012)

Investing activities:
Acquisition of property, plant and equipment	0	(179)
Acquisition of intangible assets	(0)	(2,330)
Net cash received in investing activities	$0	$(2,508)

Cash flows from financing activities:
Proceeds from issuance of stock, net	99,000	156,000
Proceeds from Short-term Debt	80,000	-
Funds used to repurchase stock	-	-
Net cash provided by financing activities	$179,000	$156,000
Net change in cash	22,971	(182,521)
Cash, beginning of the period	79	840,639
Cash, ending of the period	$23,050	$658,119

Supplemental disclosure of cash flows information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to these consolidated financial statements.

Global Warming Solutions, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1. Nature of Operations and Basis of Presentation

Global Warming Solutions, Inc. (“Company”) is an Oklahoma corporation headquartered in California that develops technologies that help mitigate man-made climate change while maintaining a retail operation. The Company was formerly known as Southern Investments, Inc., and was domiciled in Oklahoma. On April 15, 2007, the company changed its name to Global Warming Solutions, Inc., and moved its headquarters to the commonwealth of Canada. In February 2021 we relocated to Temecula, California.

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

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on April 14, 2023.

In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of our consolidated financial statements as of December 31, 2022, and for the three months ended March 31, 2023, and 2022. The results of operations for the three months ended March 31, 2023, are not necessarily indicative of the operating results for the full year ending December 31, 2023.

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

The Company had $0 in excess of federally insured limits on March 31, 2023, and 2022.

Cost of Goods Sold

The Company recognizes the direct cost of purchasing product for sale, including freight-in and packaging, as cost of goods sold in the accompanying statement of operations.

Accounts Receivable

The Company’s accounts receivable are trade accounts receivable. The Company recognized $0 as an uncollectable reserve for the years ending March 31, 2023, and 2022.

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

Commitments and Contingencies

The Company reports and accounts for its commitments and contingencies in accordance with ASC 440 – Commitments and ASC 450 – Contingencies. We recognize a loss on a contingency when it is probable a loss will incur and that the amount of the loss can be reasonably estimated. As of March 31, 2023, and December 31, 2022, the Company recognized a loss on contingencies of $0 and $0, respectively.

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

NOTE 3. Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has a limited history, no certainty of continuation can be stated. The accompanying financial statements for the three months ended March 31, 2023, and 2021 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

NOTE 4. BALANCE SHEET DETAILS

Intangible Assets

As of March 31, 2023, the Company has approximately $9,535 in net intangible assets that consists of domain names, and copyright costs. The company is currently amortizing this amount over a 15-year period, recognizing approximately $62 in amortization per month.

Accounts Payable and Accrued Expenses

The Company’s accounts payable is primarily accrued interest and salaries.

Legal Settlements

None

Debt

During the three months ended March 31, 2023, the Company received short-term loans in the aggregate amount of $80,000. These loans carry a 10% annual interest rate and is due on April 18, 2024. As of March 31, 2023, there was $80,000 in outstanding principle on this loan.

On October 18, 2022, the Company received a short-term loan in the amount of $300,000. This is loan carries a 10% annual interest rate and is due on April 18, 2023. As of March 31, 2023, there was $300,000 in outstanding principle on this loan.

NOTE 5. Operating Lease Assets

The Company entered into a lease agreement on March 1, 2021, for its office facilities in Temecula, CA through September 2026. Base monthly rental payments, excluding common area maintenance charges, is $4,800. As of March 31, 2023, we have an operating lease asset balance of $83,812 and an operating lease liability balance of $79,012 recorded in accordance with ASC 842, Leases (ASC "842").

NOTE 6. Stockholders’ Equity

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

In March 2023, the Company sold 28,286 shares of common stock for $99,000.

NOTE 7. Warrants to Purchase Common Stock

Warrants Issued to Investors

As of March 31, 2023, we have warrants to purchase 91,600 shares of common stock at $1.75 per share. All of these warrants expire between March and July 2026.

NOTE 8. Commitments and Contingencies

The Company has no commitments or contingencies for the three months ended March 31, 2023, and 2022.

NOTE 9. Subsequent Events

None

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, in connection with the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements Such forward-looking statements include statements about our expectations, beliefs or intentions regarding our potential product offerings, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made and are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” or “will,” and similar expressions or variations. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those risks disclosed under the caption “Risk Factors” included in our 2022 annual report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on April 14, 2023, and in our subsequent filings with the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

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

As of March 31, 2023, the Company’s total assets are $242,906. These assets are comprised primarily of $23,050 in cash, $5,786 in marketable securities, $83,812 in other current assets, $19,599 in furniture and equipment, $10,848 in leasehold improvements, $9,535 in intangible assets, $71,804 investment in Green Holistic, and $6,250 deposits.  Our independent registered public accounting firm issued its report connection with the audit of our financial statements for the periods of January 1, 2021, through December 31, 2022, which included an explanatory paragraph in Note 3 describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Thus far, GWSO management has relied on capital loans and equity investments for the purpose of growing the business. Without continued loans or equity investments, we will not have the necessary capital required to execute our business plan and grow our business. Management has estimated that the costs associated with implementation of its business plan over the next twelve months include, but are not limited to, payroll, consulting, marketing and general administration of $1,000,000 (which expenses will be satisfied by means other than available cash expenditure, such as, but not limited to, equity or profit-sharing arrangements) and sales.

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

Results of Operations

Revenue

The Company had no revenue for the three months ended March 31, 2023, and 2022.

Cost of Goods Sold

The Company had no cost of goods sold for the three months ended March 31, 2023, and 2022.

Gross Profit

The Company had no gross profit for the three months ended March 31, 2023, and 2022.

Operating Expenses

Our operating expenses for the three months ended March 31, 2023, was $260,853 compared to $279,182 for the three months ended March 31, 2022.  Our total operating expenses for the three months ended March 31, 2023, consisted of $102,146 of selling, general and administrative expenses, professional fees of $13,798, research and development of $141,000, and amortization expense of $3,908. Our total operating expenses for the three months ended March 31, 2023, consisted of $81,136 of selling, general and administrative expenses, professional fees of $194,137, and amortization expense of $3,908. Our general and administrative expenses consist primarily of salaries, accrued interest and rent expenses.

Net Operating Income/Loss

Our net operating loss for the three months ended March 31, 2023, was $257,671 compared to a net operating loss of $290,985 for the three months ended March 31, 2022.

Liquidity and Capital Resources

As of March 31, 2023, we had current assets of $124,871, including $23,050 in cash, and current liabilities of $537,450, resulting in a working capital deficit of $412,579.

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

Cash Flows

Operating Activities

We used cash from operating activities totaling $156,029 during the three months ended March 31, 2023, and used cash from operating activities totaling $336,012 during the three months ended March 31, 2022. The increase in cash used in operations was primarily due to an increase in operational activities.

Investing Activities

We had no investing activities during the three months ended March 31, 2023.

We used $2,508 on investing activities during the three months ended March 31, 2023, consisted of $179 of equipment purchases, and $2,330 in intangible assets.

Financing Activities

Financing activities during the three months ended March 31, 2023, totaled $179,000 consisted of $99,000 of proceeds from the issuance of stock and $80,000 in proceeds from short-term loans.

Financing activities during the three months ended March 31, 2023, consisted of $156,000 of proceeds from the issuance of stock.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that as of March 31, 2023, our disclosure controls and procedures were not effective.

Changes in Internal Control

There were no changes in our internal control over financial reporting during the three months ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Global Warming Solutions, Inc.

Date: June 21, 2023	By:	/s/ Michael Pollastro
Michael Pollastro
Chairman and President
(Principal Executive Officer)

