Form 10-Q
period 2023-06-30
Global Warming Solutions, Inc.
filed 2023-09-28
CIK 1430300

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of September 12, 2023, the registrant had 16,178,336 shares of common stock issued and outstanding.

GLOBAL WARMING SOLUTIONS, INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Global Warming Solutions, Inc.

Consolidated Balance Sheets

ASSETS
	June 30,	December 31,
	2023	2022
Current assets
Cash and cash equivalents	$-	$79
Marketable securities	3,541	64,589
Other current assets	71,567	109,670
Total current assets	75,108	174,338
Furniture and equipment, net	17,627	21,551
Leasehold improvements, net	9,050	12,626
Intangible assets, net	9,355	9,714
Investment in Green Holistic	71,804	71,804
Deposits	6,250	6,250
Total assets	$189,193	$296,282

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Cash overdraft	$3,749	$-
Accounts payable and accrued expenses	97,339	19,126
Accrued wages - related party	32,295	-
Loan payable	397,610	300,000
Other current liabilities	71,567	113,729
Total current liabilities	602,560	432,855
Total liabilities	602,560	432,855
Stockholders' equity
Common stock, $0.001 par value, voting; 1,500,000,000 shares authorized; 16,053,336 and 16,025,050 shares issued, and outstanding, as of June 30, 2023 and December 31, 2022, respectively.	16,053	16,025
Additional paid in capital	5,054,294	4,955,322
Accumulated deficit	(5,483,715)	(5,107,920)
Total stockholders' equity	(413,368)	(136,573)
Total liabilities and stockholders' equity	$189,193	$296,282

See accompanying notes to these unaudited financial statements.

Global Warming Solutions, Inc.

Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Sales	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross profit	-	-	-	-

Operating expenses
Selling, general, and administrative	90,158	91,842	192,305	172,978
Professional fees	9,110	11,255	22,908	205,392
Research and development	10,000	147,682	151,000	147,682
Amortization and depreciation	3,952	3,952	7,860	7,860
Total operating expenses	113,220	254,731	374,072	533,912

Income (loss) from operations	(113,220)	(254,731)	(374,072)	(533,912)
Other income (expense)
Interest expense	(2,660)	-	(17,158)
Gain (loss) on marketable securities	(2,245)	(34,527)	15,435	(46,330)
Net income (loss) before before taxes	(118,124)	(289,258)	(375,795)	(580,241)
Income tax expense	-	-	-	-
Net income (loss)	$(118,124)	$(289,258)	$(375,795)	$(580,241)
Basic and diluted (Loss) per share:
Income (loss) per share	$(0.01)	$(0.02)	$(0.02)	$(0.03)
Weighted average shares outstanding - basic and diluted	16,053,336	16,025,050	16,025,050	16,025,050

See accompanying notes to these unaudited consolidated financial statements.

Global Warming Solutions, Inc.

Consolidated Statement of Stockholders’ Equity

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Deficit)	Equity (Deficit)
Balance – December 31, 2022	16,025,050	$16,025	$4,955,322	$(5,107,920)	$(136,573)
Shares issued for cash	28,286	$28	$98,972	$-	$99,000
Stock Retired	-	$-	$-	$-	$-
Net loss	-	$-	$-	$(257,671)	$(257,671)
Balance – March 31, 2023	16,053,336	$16,053	$5,054,294	$(5,365,591)	$(295,244)
Shares Sold	-	$-	$-	$-	$-
Stock Retired	-	$-	$-	$-	$-
Net loss	-	$-	$-	$(118,124)	$(118,124)
Balance – June 30, 2023	16,053,336	$16,053	$5,054,294	$(5,483,715)	$(413,368)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Deficit)	Equity (Deficit)
Balance – December 31, 2021	17,604,705	$17,605	$4,785,843	$(3,830,170)	$973,278
Stock issued as compensation	30,000	30	155,970	$-	$156,000
Stock retired	(1,616,455)	(1,616)	1,616	$-	$-
Net loss	-	$-	$-	$(290,984)	$(290,984)
Balance – March 31, 2022	16,018,250	$16,018	$4,943,429	$(4,121,154)	$838,294
Options exercised	8,000	8	13,992	$-	$14,000
Stock retired	(1,200)	(1)	(2,099)	$-	$(2,100)
Net loss	-	$-	$-	$(289,258)	$(289,258)
Balance – June 30, 2022	16,025,050	$16,025	$4,955,322	$(4,410,411)	$560,936

See accompanying notes to these unaudited consolidated financial statements.

Global Warming Solutions, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
Operating activities:
Net (loss)	$(375,795)	$(580,241)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation and amortization	7,860	7,860
Changes in operating assets and liabilities:
Prepaid expenses	-	12,110
Marketable Securities	61,048	(53,625)
Other current assets	38,103	(2,782)
Accounts payable and accrued expenses	78,213	500
Accrued wages - related party	32,295	-
Cash overdraft	3,749	-
Other current liabilities	(42,161)	(5,290)
Net cash used in operating activities	$(196,689)	$(621,469)

Investing activities:
Acquisition of property, plant and equipment	-	(359)
Acquisition of intangible assets	-	(2,149)
Net cash used in investing activities	$-	$(2,508)

Cash flows from financing activities:
Proceeds from issuance of stock, net	99,000	167,900
Proceeds from short-term debt	97,610	-
Net cash provided by financing activities	$196,610	$167,900
Net change in cash	(79)	(456,077)
Cash, beginning of the period	79	840,639
Cash, ending of the period	$-	$384,563

Supplemental disclosure of cash flows information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of our consolidated financial statements as of December 31, 2022, and for the three and six months ended June 30, 2023, and 2022. The results of operations for the three and six months ended June 30, 2023, are not necessarily indicative of the operating results for the full year ending December 31, 2023.

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

The Company had $0 in excess of federally insured limits on June 30, 2023, and December 31, 2022.

Cost of Goods Sold

The Company recognizes the direct cost of purchasing product for sale, including freight-in and packaging, as cost of goods sold in the accompanying statement of operations.

Accounts Receivable

The Company’s accounts receivable are trade accounts receivable. The Company recognized $0 as an uncollectable reserve for the years ending June 30, 2023, and 2022.

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

Basic net earnings (loss) per common share are computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Dilutive common stock equivalent shares consist of convertible debentures.

Commitments and Contingencies

The Company reports and accounts for its commitments and contingencies in accordance with ASC 440 – Commitments and ASC 450 – Contingencies. We recognize a loss on a contingency when it is probable a loss will incur and that the amount of the loss can be reasonably estimated. As of June 30, 2023, and December 31, 2022, the Company recognized a loss on contingencies of $0 and $0, respectively.

Recent Accounting Pronouncements

For information on recently issued accounting pronouncements, if any, refer to Note 2. Significant Accounting Policies in our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

NOTE 3. Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has a limited history, no certainty of continuation can be stated. The accompanying financial statements for the three and six months ended June 30, 2023, and 2022 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

NOTE 4. Balance Sheet Details

Intangible Assets

As of June 30, 2023, the Company has approximately $9,355 in net intangible assets that consists of domain names, and copyright costs. The company is currently amortizing this amount over a 15-year period, recognizing approximately $62 in amortization per month.

Accounts Payable and Accrued Expenses

The Company’s accounts payable and accrued expenses are primarily accrued interest and salaries.

Accrued Wages – Related Party

The Company’s accrued wages – related party consist of unpaid wages for the Company CEO. As of June 30, 2023, there was $32,295 in accrued wages – related party.

Legal Settlements

None

Debt

During the six months ended June 30, 2023, the Company received short-term loans in the aggregate amount of $97,610. These loans carry a 10% annual interest rate and are due on April 18, 2024. As of June 30, 2023, there was $97,610 in outstanding principle on this loan. On July 1, 2023, the Company agreed to issue 105,000 shares of common stock in exchange for the principal balance of $88,000.

On October 18, 2022, the Company received a short-term loan in the amount of $300,000. This loan carries a 10% annual interest rate and was initially due on April 18, 2023. On April 18, 2023, the Company executed a Loan Extension Agreement whereby the loan will be due April 18, 2024. As of June 30, 2023, there was $300,000 in outstanding principle on this loan.

NOTE 5. Operating Lease Assets

The Company entered into a lease agreement on March 1, 2021, for its office facilities in Temecula, CA through September 2026. Base monthly rental payments, excluding common area maintenance charges, are $4,800. As of June 30, 2023, we have an operating lease asset balance of $71,567 and an operating lease liability balance of $71,567 recorded in accordance with ASC 842, Leases (ASC "842").

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

NOTE 7. Warrants to Purchase Common Stock

Warrants Issued to Investors

As of June 30, 2023, we have warrants to purchase 91,600 shares of common stock at $1.75 per share. All of these warrants expire in March 2026.

On May 26, 2022, warrants to purchase 8,000 shares of common stock were exercised at $1.75 per share.

NOTE 8.  Commitments and Contingencies

The Company has no commitments or contingencies for the three and six months ended June 30, 2023, and 2022.

NOTE 9.  Subsequent Events

On July 1, 2023, the Company agreed to issue 105,000 shares of common stock in exchange for the principal balance of $88,000 in debt with a note holder.

In August 2023, the Company issued a total of 20,000 to investors in exchange for $50,000.

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

As of June 30, 2023, the Company’s total assets are $189,193. These assets are comprised primarily of $3,541 in marketable securities, $71,567 in other current assets, $17,627 in furniture and equipment, $9,050 in leasehold improvements, $9,355 in intangible assets, $71,804 investment in Green Holistic, and $6,250 deposits. Our independent registered public accounting firm issued its report connection with the audit of our financial statements for the periods of January 1, 2021, through December 31, 2022, which included an explanatory paragraph in Note 3 describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Thus far, GWSO management has relied on capital loans and equity investments for the purpose of growing the business. Without continued loans or equity investments, we will not have the necessary capital required to execute our business plan and grow our business. Management has estimated that the costs associated with implementation of its business plan over the next twelve months include, but are not limited to, payroll, consulting, marketing and general administration of $1,000,000 (which expenses will be satisfied by means other than available cash expenditure, such as, but not limited to, equity or profit-sharing arrangements) and sales.

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

We have no government contracts currently. However, we are investigating government programs, grants, and initiatives that align with our technology. Our retail operations will be primarily business to customer, while our consulting and royalty revenues, when earned, will be primarily business to business.

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

In November 2022, The Company along with AQST-USA, LLC. completed building and testing their “Sodium Battery Hydrogen Generator’ prototype.

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

On April 8, 2021, Mr. Michael Pollastro, 37, was appointed to the Board of Directors and President of the Company. Also, effective April 8, 2021, Mr. Vladimir Vasilenko resigned from his position on the Board of Directors and as Chief Executive Officer of the Company and was appointed Chief Scientific Officer. Mr. Vasilenko’s resignation was not based on any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

In 2021 the Company has engaged MSP Corporate, a Ukrainian patent agency to file a patent on behalf of the Company for their mobile system for the production of hydrogen and electric energy during the movement of automobiles. We believe our system is more suitable for vehicular applications as it recovers metal sodium produced by means of circulating electrical current. The Company has no projections for when this project will be complete, when or if the project will be offered on the market, or if the project will be successful.

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

In December 2020, the Company began developing and designing an ECO APP for calculating, assessing, monitoring CO2 emissions and reforestation of affected areas. The application will use satellite imaging and other remote-sensing technologies to measure real time atmospheric CO2 being absorbed and stored by trees and other plants across the USA and Europe. The Company is still evaluating revenue potential opportunities associated with this initiative. The Company has no projections for when this project will be complete, when or if the project will be offered on the market, or if the project will be successful.

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

On October 26, 2020, the Company established an advisory committee. The advisory committee consists of seven members with expertise in global warming communities. Each member has agreed to serve on the advisory committee for 2 years. The goal of the advisory committee is to make recommendations to the company and its scientists in matters within the areas of their experience and expertise, based upon the members’ reasonable research, study, and analysis. Compensation for serving on the advisory committee has is determined by the board of directors on an individual by individual basis based upon the experience, knowledge and negotiated value. The advisory committee will meet three times per year.

Results of Operations

Revenue

The Company had no revenue for the three and six months ended June 30, 2023, and 2022.

Cost of Goods Sold

The Company had no cost of goods sold for the three and six months ended June 30, 2023, and 2022.

Gross Profit

The Company had no gross profit for the three and six months ended June 30, 2023, and 2022.

Operating Expenses

Our operating expenses for the three months ended June 30, 2023, were $113,220 compared to $254,730 for the three months ended June 30, 2022.  Our total operating expenses for the three months ended June 30, 2023, consisted of $90,158 of selling, general and administrative expenses, professional fees of $9,110, research and development of $10,000, and amortization expense of $3,952. Our total operating expenses for the three months ended June 30, 2022, consisted of $91,842 of selling, general and administrative expenses, professional fees of $11,255, and amortization expense of $3,492. Our general and administrative expenses consist of bank charges and other expenses.

For the six months ended June 30, 2023, operating expenses were $374,072 compared to $533,912 for the six months ended June 30, 2022. Our total operating expenses for the six months ended June 30, 2023, consisted of $192,305 of selling, general and administrative expenses, professional fees of $22,908, research and development of $151,000, and amortization expense of $7,860. Our total operating expenses for the six months ended June 30, 2022, consisted of $172,978 of selling, general and administrative expenses, professional fees of $205,392, research and development of $147,682, and amortization expense of $7,860. Our general and administrative expenses consist of payroll, professional services, bank charges and other expenses.

Net Operating Income/Loss

Our net operating loss for the three months ended June 30, 2023, was $118,124 as compared to a net operating loss of $289,257 for the three months ended June 30, 2022.

Our net loss for the six months ended June 30, 2023, was $375,795 as compared to a net loss of $580,241 for the six months ended June 30, 2022.

Liquidity and Capital Resources

As of June 30, 2023, we had current assets of $75,108, and current liabilities of $602,560 resulting in a working capital deficit of $527,452.

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

Cash Flows

Operating Activities

We used cash from operating activities totaling $200,438 during the six months ended June 30, 2023, and used cash from operating activities totaling $621,469 during the six months ended June 30, 2022. The decrease in cash used in operations was primarily due to a decrease in net loss of $204,446, an increase in marketable securities of $61,048, and an increase in other current assets of $38,103, and increase in accounts payable of $9,787, an increase in accrued wages of $100,721, offset by a decrease in other current liabilities of $42,161.

Investing Activities

There were no investing activities during the six months ended June 30, 2023.

Investing activities during the six months ended June 30, 2022, consisted of $359 of equipment purchases, and $2,149 in intangible assets.

Financing Activities

Financing activities during the six months ended June 30, 2023, consisted of $99,000 of proceeds from the issuance of stock and $97,610 in proceeds from short-term debt.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that as of June 30, 2023, our disclosure controls and procedures were not effective.

Changes in Internal Control

There were no changes in our internal control over financial reporting during the three and six months ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Global Warming Solutions, Inc.

Date: September 27, 2023	By:	/s/ Michael Pollastro
Michael Pollastro
Chairman and President
(Principal Executive Officer)

