Form 10-Q
period 2023-09-30
Global Warming Solutions, Inc.
filed 2023-12-26
CIK 1430300

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of December 20, 2023, the registrant had 16,258,336 shares of common stock issued and outstanding.

GLOBAL WARMING SOLUTIONS, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Global Warming Solutions, Inc.

Consolidated Balance Sheets

ASSETS
	September 30,	December 31,
	2023	2022
Current assets
Cash and cash equivalents	$109,539	$79
Marketable securities	5,757	64,589
Other receivable	53,885	-
Deposits	6,250	6,250
Other current assets	58,967	109,670
Total current assets	234,398	174,338
Furniture and equipment, net	15,632	21,551
Leasehold improvements, net	7,232	12,626
Intangible assets, net	9,171	9,714
Investment in Green Holistic	71,804	71,804
Total assets	$338,237	$296,282

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	77,025	19,126
Accrued wages - related party	63,110	-
Loan payable	339,968	300,000
Other current liabilities	58,967	113,729
Total current liabilities	539,070	432,855
Total liabilities	539,070	432,855
Stockholders' equity
Common stock, $0.001 par value, voting; 1,500,000,000 shares authorized; 16,258,336 and 16,025,050 shares issued, and outstanding, as of September 30, 2023 and December 31, 2022, respectively.	16,258	16,025
Additional paid in capital	5,392,089	4,955,322
Accumulated deficit	(5,609,180)	(5,107,920)
Total stockholders' equity	(200,833)	(136,573)
Total liabilities and stockholders' equity	$338,237	$296,282

See accompanying notes to these unaudited financial statements.

Global Warming Solutions, Inc.

Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Sales	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross profit	-	-	-	-

Operating expenses
Selling, general, and administrative	86,587	146,498	278,891	319,476
Professional fees	28,590	12,657	51,498	218,049
Research and development	-	176,365	151,000	324,047
Amortization and depreciation	3,995	3,995	11,855	11,855
Total operating expenses	119,172	339,515	493,244	873,427

Income (loss) from operations	(119,172)	(339,515)	(493,244)	(873,427)
Other income (expense)
Interest expense	(8,508)	-	(25,666)	-
Gain (loss) on marketable securities	2,216	76,351	17,651	30,022
Net income (loss) before before taxes	(125,465)	(263,164)	(501,259)	(843,405)
Income tax expense	-	-	-	-
Net income (loss)	$(125,465)	$(263,164)	$(501,259)	$(843,405)
Basic and diluted (Loss) per share:
Income (loss) per share	$(0.01)	$(0.02)	$(0.03)	$(0.05)
Weighted average shares outstanding - basic and diluted	16,196,669	16,025,050	16,151,729	16,013,080

See accompanying notes to these unaudited consolidated financial statements.

Global Warming Solutions, Inc.

Consolidated Statement of Stockholders’ Equity

			Additional	Accumulated	Total Stockholders'
	Common Stock		Paid-in	Income	Equity
	Shares	Amount	Capital	(Deficit)	(Deficit)
Balance – December 31, 2022	16,025,050	$16,025	$4,955,322	$(5,107,920)	$(136,573)
Shares issued for cash	28,286	$28	$98,972	$-	$99,000
Stock Retired	-	$-	$-	$-	$-
Net loss	-	$-	$-	$(257,671)	$(257,671)
Balance – March 31, 2023	16,053,336	$16,053	$5,054,294	$(5,365,591)	$(295,244)
Shares Sold	-	$-	$-	$-	$-
Stock Retired	-	$-	$-	$-	$-
Net loss	-	$-	$-	$(118,124)	$(118,124)
Balance – June 30, 2023	16,053,336	$16,053	$5,054,294	$(5,483,715)	$(413,368)
Shares Sold	205,000	$205	$337,795	$-	$338,000
Stock Retired	-	$-	$-	$-	$-
Net loss	-	$-	$-	$(125,465)	$(125,465)
Balance – September 30, 2023	16,258,336	$16,258	$5,392,089	$(5,609,180)	$(200,833)

			Additional	Accumulated	Total Stockholders'
	Common Stock		Paid-in	Income	Equity
	Shares	Amount	Capital	(Deficit)	(Deficit)
Balance – December 31, 2021	17,604,705	$17,605	$4,785,843	$(3,830,170)	$973,278
Stock issued as compensation	30,000	30	155,970	$-	$156,000
Stock retired	(1,616,455)	(1,616)	1,616	$-	$-
Net loss	-	$-	$-	$(290,984)	$(290,984)
Balance – March 31, 2022	16,018,250	$16,018	$4,943,429	$(4,121,154)	$838,294
Options exercised	8,000	8	13,992	$-	$14,000
Stock retired	(1,200)	(1)	(2,099)	$-	$(2,100)
Net loss	-	$-	$-	$(289,258)	$(289,258)
Balance – June 30, 2022	16,025,050	$16,025	$4,955,322	$(4,410,411)	$560,936
Options exercised	-	$-	$-	$-	$-
Stock retired	-	$-	$-	$-	$-
Net loss	-	$-	$-	$(263,164)	$(263,164)
Balance – September 30, 2022	16,025,050	$16,025	$4,955,322	$(4,673,575)	$297,772

See accompanying notes to these unaudited consolidated financial statements.

Global Warming Solutions, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Operating activities:
Net (loss)	$(501,259)	$(843,405)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,855	11,855
Changes in operating assets and liabilities:
Prepaid expenses	-	12,110
Marketable securities	58,833	(129,976)
Other receivables	(53,885)
Other current assets	50,703	-
Accounts payable and accrued expenses	57,898	595
Accrued wages - related party	63,110	-
Other current liabilities	(54,761)	(15,249)
Net cash used in operating activities	$(367,507)	$(964,070)

Investing activities:
Acquisition of intangible assets	-	(2,508)
Deposits	-	5,550
Net cash provided by investing activities	$-	$3,042

Cash flows from financing activities:
Proceeds from issuance of stock, net	437,000	167,900
Proceeds from short-term debt	39,968	-
Net cash provided by financing activities	$476,968	$167,900
Net change in cash	109,460	(793,128)
Cash, beginning of the period	79	840,639
Cash, ending of the period	$109,539	$47,511

Supplemental disclosure of cash flows information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of our consolidated financial statements as of December 31, 2022, and for the three and nine months ended September 30, 2023, and 2022. The results of operations for the three and nine months ended September 30, 2023, are not necessarily indicative of the operating results for the full year ending December 31, 2023.

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

The Company had $0 in excess of federally insured limits on September 30, 2023, and December 31, 2022.

Cost of Goods Sold

The Company recognizes the direct cost of purchasing products for sale, including freight-in and packaging, as cost of goods sold in the accompanying statement of operations.

Accounts Receivable

The Company’s accounts receivable are not trade accounts receivable. The Company recognized $0 as an uncollectable reserve for the years ending September 30, 2023, and 2022.

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

Commitments and Contingencies

The Company reports and accounts for its commitments and contingencies in accordance with ASC 440 – Commitments and ASC 450 – Contingencies. We recognize a loss on a contingency when it is probable a loss will incur and that the amount of the loss can be reasonably estimated. As of September 30, 2023, and December 31, 2022, the Company recognized a loss on contingencies of $0 and $0, respectively.

Recent Accounting Pronouncements

For information on recently issued accounting pronouncements, if any, refer to Note 2. Significant Accounting Policies in our consolidated financial statements are included elsewhere in this Quarterly Report on Form 10-Q.

NOTE 3. Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has a limited history, no certainty of continuation can be stated. The accompanying financial statements for the three and nine months ended September 30, 2023, and 2022 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company suffered losses from operations in all years since inception, and has a nominal working capital surplus, which raises substantial doubt about its ability to continue as a going concern.

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

NOTE 4. Balance Sheet Details

Intangible Assets

As of September 30, 2023, the Company has approximately $9,171 in net intangible assets that consists of domain names, and copyright costs. The company is currently amortizing this amount over a 15-year period, recognizing approximately $62 in amortization per month.

Other Receivable

The Company’s other receivable of $53,885 is related to product development with AQST.

Accounts Payable and Accrued Expenses

The Company’s accounts payable and accrued expenses are primarily accrued interest and salaries.

Accrued Wages – Related Party

The Company’s accrued wages – related party consist of unpaid wages for the Company CEO and related party. As of September 30, 2023, there was $63,110 in accrued wages – related party.

Legal Settlements

None

Debt

During the nine months ended September 30, 2023, the Company received short-term loans in the aggregate amount of $131,610. These loans carry a 10% annual interest rate and are due on April 18, 2024. As of September 30, 2023, there was $43,610 in outstanding principal on this loan. On July 1, 2023, the Company agreed to issue 105,000 shares of common stock in exchange for the principal balance of $88,000.

On October 18, 2022, the Company received a short-term loan in the amount of $300,000. This loan carries a 10% annual interest rate and was initially due on April 18, 2023. On April 18, 2023, the Company executed a Loan Extension Agreement whereby the loan will be due April 18, 2024. As of September 30, 2023, there was $296,358 in outstanding principal on this loan.

NOTE 5. Operating Lease Assets

The Company entered into a lease agreement on March 1, 2021, for its office facilities in Temecula, CA through September 2026.Base monthly rental payments, excluding common area maintenance charges, are $4,800. As of September 30, 2023, we have an operating lease asset balance of $58,967 and an operating lease liability balance of $58,967 recorded in accordance with ASC 842, Leases (ASC "842").

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

In August 2023, the Company issued a total of 60,000 shares of common stock to investors in exchange for $150,000.

In September 2023, the Company issued a total of 40,000 shares of common stock to investors in exchange for $100,000.

NOTE 7. Warrants to Purchase Common Stock

Warrants Issued to Investors

As of September 30, 2023, we have warrants to purchase 91,600 shares of common stock at $1.75 per share. All of these warrants expire in March 2026.

On May 26, 2022, warrants to purchase 8,000 shares of common stock were exercised at $1.75 per share.

NOTE 8. Commitments and Contingencies

The Company has no commitments or contingencies for the three and nine months ended September 30, 2023, and 2022.

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

As of September 30, 2023, the Company’s total assets are $189,193. These assets are comprised primarily of $3,541 in marketable securities, $71,567 in other current assets, $17,627 in furniture and equipment, $9,050 in leasehold improvements, $9,355 in intangible assets, $71,804 investment in Green Holistic, and $6,250 deposits. Our independent registered public accounting firm issued its report connection with the audit of our financial statements for the periods of January 1, 2021, through December 31, 2022, which included an explanatory paragraph in Note 3 describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Thus far, GWSO management has relied on capital loans and equity investments for the purpose of growing the business. Without continued loans or equity investments, we will not have the necessary capital required to execute our business plan and grow our business. Management has estimated that the costs associated with implementation of its business plan over the next twelve months include, but are not limited to, payroll, consulting, marketing and general administration of $1,000,000 (which expenses will be satisfied by means other than available cash expenditure, such as, but not limited to, equity or profit-sharing arrangements) and sales.

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

Results of Operations

Revenue

The Company had no revenue for the three and nine months ended September 30, 2023, and 2022.

Cost of Goods Sold

The Company had no cost of goods sold for the three and nine months ended September 30, 2023, and 2022.

Gross Profit

The Company had no gross profit for the three and nine months ended September 30, 2023, and 2022.

Operating Expenses

Our operating expenses for the three months ended September 30, 2023, were $119,172 compared to $339,515 for the three months ended September 30, 2022.  Our total operating expenses for the three months ended September 30, 2023, consisted of $86,587 of selling, general and administrative expenses, professional fees of $28,590, and amortization expense of $3,995. Our total operating expenses for the three months ended September 30, 2022, consisted of $146,498 of selling, general and administrative expenses, professional fees of $12,657, research and development of $176,365, and amortization expense of $3,995. Our general and administrative expenses consist of bank charges and other expenses.

For the nine months ended September 30, 2023, operating expenses were $493,244 compared to $873,427 for the nine months ended September 30, 2022. Our total operating expenses for the nine months ended September 30, 2023, consisted of $278,891 of selling, general and administrative expenses, professional fees of $51,498, research and development of $151,000, and amortization expense of $11,855. Our total operating expenses for the nine months ended September 30, 2022, consisted of $319,476 of selling, general and administrative expenses, professional fees of $218,049, research and development of $324,047, and amortization expense of $11,855. Our general and administrative expenses consist of payroll, professional services, bank charges and other expenses.

Net Operating Income/Loss

Our net operating loss for the three months ended September 30, 2023, was $124,520 as compared to a net operating loss of $263,164 for the three months ended September 30, 2022.

Our net loss for the nine months ended September 30, 2023, was $500,314 as compared to a net loss of $843,405 for the nine months ended September 30, 2022.

Liquidity and Capital Resources

As of September 30, 2023, we had current assets of $228,148, and current liabilities of $538,124 resulting in a working capital deficit of $309,976.

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

Cash Flows

Operating Activities

We used cash from operating activities totaling $367,507 during the nine months ended September 30, 2023, and used cash from operating activities totaling $964,070 during the nine months ended September 30, 2022. The decrease in cash used in operations was primarily due to a decrease in net loss of $343,091, a decrease in marketable securities of $58,833, an increase in accounts payable of $87,768, an increase in accrued wages – related party, offset by an increase in other receivable, and a decrease in other current liabilities of $54,761.

Investing Activities

There were no investing activities during the nine months ended September 30, 2023.

Investing activities during the nine months ended September 30, 2022, consisted of $2,508 of intangible assets acquired, and $5,550 in deposits.

Financing Activities

Financing activities during the nine months ended September 30, 2023, consisted of $437,000 of proceeds from the issuance of stock and $39,968 in proceeds from short-term debt.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that as of September 30, 2023, our disclosure controls and procedures were not effective.

Changes in Internal Control

There were no changes in our internal control over financial reporting during the three and nine months ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Global Warming Solutions, Inc.

Date: December 26, 2023	By:	/s/ Michael Pollastro
Michael Pollastro
Chairman and President
(Principal Executive Officer)

