Form 10-K
period 2023-12-31
Global Warming Solutions, Inc.
filed 2024-06-24
CIK 1430300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of voting stock held by non-affiliates of the Registrant on March 31, 2024, was approximately $49 million.

As of March 31, 2024, the registrant had 16,325,336 shares of common stock issued and outstanding.

GLOBAL WARMING SOLUTIONS, INC.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2023

Forward-Looking Statements

This Annual Report on Form 10-K, or Form 10-K, contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements. The forward-looking statements are contained principally in Item 1—”Business,” Item 1.A—”Risk Factors” and Item 7—”Management’s Discussion and Analysis of Financial Condition and Results of Operations” but appear throughout the Form 10-K. Examples of forward-looking statements include, but are not limited to our expectations, beliefs or intentions regarding our potential product offerings, business, financial condition, results of operations, strategies or prospects and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “opportunity,” “plan,” “potential,” “predicts,” “seek,” “should,” “will,” or “would,” and similar expressions and variations or negatives of these words. These forward-looking statements are based on the expectations, estimates, projections, beliefs and assumptions of our management based on information currently available to management, all of which are subject to change. Such forward-looking statements are subject to risks, uncertainties and other factors that are difficult to predict and could cause our actual results and the timing of certain events to differ materially and adversely from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below in Item 1.A – “Risk Factors”. Furthermore, such forward-looking statements speak only as of the date of this Form 10-K. We undertake no obligation to update or revise publicly any forward-looking statements to reflect events or circumstances after the date of such statements for any reason, except as otherwise required by law.

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

The Company was incorporated on March 30, 1999, as Southern Investments, Inc. and has not been in bankruptcy, receivership, or any similar proceeding. The Company has never been classified as a shell company.

On April 15, 2007, Southern Investments, Inc. acquired all the issued and outstanding stock of Global Warming Technologies, Inc., an Oklahoma corporation, in exchange for 55,000,000 shares of Southern Investments, Inc. common stock. Following the acquisition, Southern Investments, Inc. changed its name to Global Warming Solutions, Inc and the Company implemented a 1 for 10 reverse stock split of the Company’s outstanding common stock that took effect on July 6, 2007.

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

As of December 31, 2023, the Company’s total assets are $309,367. These assets are comprised primarily of $28,610 in cash, $2,990 in marketable securities, $125,672 in other receivables, $6,250 in deposits, $46,001 in other current assets, $13,637 in furniture and equipment, $5,414 in leasehold improvements, $8,989 in intangible assets, and $71,804 investment in Green Holistic.  Our independent registered public accounting firm issued its report connection with the audit of our financial statements for the periods of January 1, 2022, through December 31, 2023, which included an explanatory paragraph in Note 3 describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Thus far, GWSO management has relied on capital loans and equity investments for the purpose of growing the business. Without continued loans or equity investments, we will not have the necessary capital required to execute our business plan and grow our business. Management has estimated that the costs associated with implementation of its business plan over the next twelve months include, but are not limited to, payroll, consulting, marketing and general administration of $1,000,000 (which expenses will be satisfied by means other than available cash expenditure, such as, but not limited to, equity or profit-sharing arrangements) and sales.

Management estimates that funding of approximately $500,000 will be needed to implement the business plan, should revenues not be generated, which was raised through equity capital.

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

BUSINESS STRATEGY

Industry Overview

Climate Change Industry

Typically, executives manage environmental risk as a threefold problem of I) regulatory compliance, ii) potential liability for industrial accidents, and iii) pollutant release mitigation.  But climate change presents business risks that are different in kind because the impact is global, the problem is long-term, and the harm is irreversible.

The market for climate change solutions is highly competitive and rapidly evolving, resulting in a dynamic competitive environment with several dominant national and multi-national leaders. The Company will have to compete with established corporations that have greater financial, marketing, technical and human resource capabilities. Such competition may be able to undertake more extensive marketing campaigns, adopt more aggressive distribution policies and make more attractive offers to potential clients. The Company expects competition to persist and intensify in the future.

Management believes that there is an increasing demand for money-making ideas created by the warming of our planet and that products and services that slow the flow of greenhouse gases by using less energy or by substituting clean energy for fossil fuels are in great demand.

The company’s plan is focused on introducing our patented device that stores power, creates oxygen, and produces hydrogen. We will create and sell this product initially focusing on DOD (Department of Defense), and DOE as existing relationships through our partners make these entities the easiest path to market.

An initial product and services offering will help meet the growing demand for more efficient and clean energy solutions. Our product is unique in that it can generate electricity from a renewable source, creating oxygen, and producing hydrogen on demand from an electro chemical reaction. We anticipate this product will be in high demand for residential, commercial, and industrial applications. We plan to launch this product and service offering in the markets of the United States and Europe but could increase market share by expanding to markets in Asia and developing countries. We have identified the right personnel and developed a strategy to achieve success. It is the company’s belief that profits will begin to be realized once we can begin the manufacturing process.

Our company offers a product that generates power, oxygen, and hydrogen on demand.

Battery power and hydrogen production are essential to the world because they provide a clean and efficient source of energy. Our battery technology differs in that it is not an accumulator of energy but rather a production unit capable of storing energy through an electrochemical process allowing for easy access when needed. Our unit also produces Hydrogen on demand production, which on the other hand, allows for the storage of energy in a form that can be easily transported to be used elsewhere. Hydrogen can also be used to power vehicles, replacing the need for traditional fossil fuels. Both battery power and hydrogen production provide the world with renewable and clean sources of energy, reducing emissions and helping to combat climate change. The main downside of hydrogen power sources is the difficulty and expense associated with producing, storing, and transporting hydrogen fuel, and the current lack of refueling infrastructure.

Hydrogen fuel cells are also expensive compared to other forms of renewable energy, and many of the components used in the production of hydrogen fuel are petroleum-based, making it a less environmentally friendly option. Hydrogen as an energy source can have positive and negative impacts on the planet. On the positive side, hydrogen has the potential to be a clean and renewable energy source, since it can be produced through renewable energy sources and when used in a fuel cell, it only produces water as a byproduct. On the negative side, producing and transporting hydrogen (especially in the preliminary stages of its development) can have significant emissions of greenhouse gases, such as carbon dioxide and methane, which contribute to climate change. Additionally, when produced from non-renewable resources, like natural gas, it might contribute to air pollution and other types of pollution.

Our product is an on-demand hydrogen and oxygen generator powered by a battery storage system. It is an advanced technology solution for any user’s energy storage and supply needs. This system produces clean hydrogen and oxygen gas on demand, and stores the energy generated in a battery. This stored energy can be used to power vehicles and homes, or other industrial processes; allowing users to be able to make use of the energy whenever and however they need. As an added benefit, the hydrogen and oxygen produced by this device are entirely renewable and free from toxic emissions. This system is both affordable and easy to use, making it an ideal solution for personal, industrial, and commercial needs. The marketing strategy for this product will be focused on building relationships with prime defense contractors and government agencies that are active in the defense industry. Sales staff should work to continually build and strengthen these relationships by providing demonstrations of the product’s capabilities, offering customized solutions to fit their needs, and regularly following up on existing contracts. In addition to the direct sales approach, we recommend engaging in other outreach initiatives such as attending trade shows, running media campaigns, and engaging in thought leadership initiatives such as contributing articles or panel discussions at industry events. Through these initiatives, our focus should continue to be on building and reinforcing relationships that can result in government contracts. We can license our technology to the auto industry in a variety of ways. We can offer license agreements with terms and conditions that best fit the needs of our customers. There are several types of license agreements we can consider such as an End-User License Agreement (EULA), a Subscription License Agreement, an Implementation License Agreement, or an Evaluation Agreement. It is important to consider the legal aspects of our technology, such as intellectual property rights and the confidentiality of any data collected, when licensing it to third parties. Additionally, we can provide a range of services, such as support and maintenance, to make sure our licensees have an easy and successful experience with our technology. in our local area, as well as online through our website. Our products will be competitively priced, and we plan to offer customer service and warranties to our customers. Additionally, we will be investing in digital marketing campaigns to reach new customers and increase our brand awareness.

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

Customers

There were no customers for the year ended December 31, 2023 or 2022.  Approximately 93% of our sales for the year ended December 31, 2022, were generated from one client in the country of Hungary.

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

Hybrid Electrochemical Energy System – is a patented battery system employing advanced manufacturing techniques for solid state electrolytes. With large capacity anode due to distinctive design creating higher specific energy due to air oxygen acting as a depolarizer we expect much quicker charging times and far cheaper manufacturing costs.

Exclusive Rights License Technology

Growth Strategy

We anticipate growth in our operations through normal acceptance of our products, through the licensing of our technologies and intellectual properties, and through acquisitions when deemed in the best interest of our shareholders.

Competition

The Company competes with other industry participants, including those in global warming products and services.   Market and financial conditions, and other conditions beyond the Company’s control may make it more attractive for prospective customers to do business with other entities.

Our potential competitors may have greater resources, longer histories, more developed intellectual property, and lower costs of operations. Other companies also may enter business combinations or alliances that strengthen their competitive positions.

Recent Events

In April 2024, the Company received an engine from the US Navy to begin integration of its hydrogen technology.

In January 2024, the Company signed a letter of intent with Coal Creek Energy, LLC. to produce hydrogen and hydrogen infrastructure in Kansas.

In January 2024, the Company appoints academic Ph.D. (Geophysics) Dr. Jason McKenna to its advisory board.

In January 2024, the Company completes its acquisition of AQST-USA, LLC.

In December 2023, the Company signed a contract for developing and integrating its on-demand hydrogen technology to support a US Navy contract.

In November 2023, the Company appoints academic Ph.D. (Chemical and Petroleum Engineering) Dr. Reza Barati to its advisory board.

In September 2023, the Company signed a Memorandum of Understanding with DVL Express to integrate  Econ Hydrogen technology into DVL’s truck fleet by 2026.

In August 2023, the Company’s Eco Hydrogen Technology received letters of endorsement from the Mississippi Enterprise for Technology (MSET), the University of Southern Mississippi (USM), and the Mississippi Defense Initiative (MDI).

In July 2023, the Company appointed Dick Simon to its Advisory Board.

In July 2023, the Company was invited and submitted a pitch proposal for federal grants through the National Science Foundation to further develop Eco Hydrogen technologies.

In July 2023, the Company signed a Letter of Intent to Acquire AQST-USA, LLC.

In April 2023 Michael Pollastro (CEO of Global Warming Solutions Inc.) Acquired 742,000 shares of the company’s common stock from a private investor.

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

Employees

We currently have 1 officer and director who provide all the primary research and development for future licensing and product evaluations. Our management team has no agreement with the Company and works as needed.  We assume as the requirements grow, future commitments from our officers will be obtained. Current management is believed to have been compensated at below market levels during the past five years.

All other services required by the Company are managed by consultants as needed.

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

Period	High	Low
January 1, 2022 through March 31, 2022	9.24	3.01
April 1, 2022 through June 30, 2022	5.10	2.36
July 1, 2022 through September 30, 2022	8.74	2.31
October 1, 2022 through December 31, 2022	$6.60	$3.22
January 1, 2023 through March 31, 2023	4.35	2.75
April 1, 2023 through June 30, 2023	3.00	1.52
July 1, 2023 through September 30, 2023	4.48	1.08
October 1, 2023 through December 31, 2023	$2.90	$1.21

The closing price of our common stock as reported on OTCMarkets Pink Sheets was $1.55 on December 31, 2023.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

Our operating results for the years ended December 31, 2023, and 2022 are summarized as follows:

Statements of Operations
	For the years ending
	December 31,
	2023	2022

Revenue from services	$-0-	$-0-
Total cost of sales	-0-	-0-
Gross income	$-0-	$-0-
Total operating expenses	427,884	1,236,303
Net income (loss) from operations	$(427,884)	$(1,236,303)

Revenue

The Company had no revenue for the years ended December 31, 2023, and 2022.

Cost of Goods Sold

The Company had cost of goods sold for the years ended December 31, 2023, and 2022.

Gross Profit

The Company had no gross profit for the years ended December 31, 2023, and 2022.

Operating Expenses

Our operating expenses for the year ended December 31, 2023, was $427,884 compared to $1,236,303 for the year ended December 31, 2022.  Our total operating expenses for the year ended December 31, 2023, consisted of $109,930 of selling, general and administrative expenses, professional fees of $151,104, research and development of $151,000, and amortization expense of $15,850. Our total operating expenses for the year ended December 31, 2022, of $1,236,303, consisted of $414,008 of selling, general and administrative expenses, professional fees of $232,399, research and development of $574,047, and amortization expense of $15,580. Our general and administrative expenses consist of bank charges and other expenses.

Net Operating Loss

Our net operating loss for the year ended December 31, 2023, was $444,462 as compared to a net operating loss of $1,277,750 for the year ended December 31, 2022.

Liquidity and Capital Resources

As of December 31, 2023, we had current assets of $209,523, including $28,610 in cash, and current liabilities of $352,902, resulting in a working capital deficit of $143,379.

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

Cash Flows

Operating Activities

We used cash for operating activities totaling $514,274 during the year ended December 31, 2023, and used cash for operating activities totaling $1,311,502 during the year ended December 31, 2022. This decrease in cash used in operations was primarily due to the reduced net loss of $833,288.

Investing Activities

There was not cash used in investing activities during the year ended December 31, 2023. Cash provided by investing activities totaling $3,042 during the year ended December 31, 2022.

Investing activities during the year ended December 31, 2022, consisted of $5,550 of deposits on lease offset by $2,508 in intangible.

Financing Activities

We generated cash from financing activities totaling $542,805 during the year ended December 31, 2023. Financing activities during the year ended December 31, 2023, consisted of $537,500 of proceeds from the issuance of stock and $5,305 in proceeds from short-term debt.

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

Opinion on the Financial Statements

We have audited the accompanying  consolidated balance sheets of Global warming solutions Inc. and its subsidiaries (“the Company”) as of December 31, 2023 and 2022 and the related statements of operations, changes in stockholders’ deficit and cash flows, for each of the years then ended, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31 2023, in conformity with generally accepted accounting principles in the United States of America.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, as of December 31, 2023, the Company has suffered losses from operations in all years since inception and has a nominal working capital surplus. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Going concern- refer to note 3 of the financial statements

Critical audit matter description

The Company raised a substantial doubt about the entity’s ability to continue as a going concern for a reasonable period of time. The financial statements for the years under audit have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. See the explanatory paragraph of the opinion paragraph.

How the Critical Audit Matter was addressed in the Audit

-	We evaluated whether there is substantial doubt about the entity’s ability to continue as a going concern for a reasonable period of time.

-	We obtained information about management’s plans that are intended to mitigate the effect of such conditions or events, and assess the likelihood that such plans can be effectively implemented.

-	We added explanatory paragraph to the audit report.

/s/ Weinstein International CPA (6629)

We have served as the Company’s auditor since 2020.

Tel Aviv, Israel

June 21, 2024

GLOBAL WARMING SOLUTIONS, INC.

Balance Sheets

	December 31,	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$28,610	$79
Marketable securities	2,990	64,589
Other receivable	125,672	-
Deposits	6,250	6,250
Other current assets	46,001	109,670
Total current assets	209,523	174,338
Furniture and equipment, net	13,637	21,551
Leasehold improvements, net	5,414	12,626
Intangible assets, net	8,989	9,714
Investment in Green Holistic	-	71,804
Total assets	$237,563	$296,282

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	1,595	19,126
Loan payable	305,305	300,000
Other current liabilities	46,001	113,729
Total current liabilities	352,901	432,855
Total liabilities	352,901	432,855
Stockholders' equity
Common stock, $0.001 par value, voting; 1,500,000,000 shares authorized;	16,325	16,025
16,325,336 and 16,025,050 shares issued, and outstanding,
as of December 31, 2023 and December 31, 2022, respectively.
Additional paid in capital	5,492,522	4,955,322
Accumulated deficit	(5,624,186)	(5,107,920)
Total stockholders' equity	(115,339)	(136,573)
Total liabilities and stockholders' equity	$237,562	$296,282

See accompanying notes to these audited financial statements

GLOBAL WARMING SOLUTIONS, INC.

Statement of Operations

	For the Twelve Months Ended December 31, 2023
	2023	2022
Revenue
Sales	$-	$-
Cost of sales	-	-
Gross profit	-	-

Operating expenses
Selling, general, and administrative	109,930	414,008
Professional fees	151,104	232,399
Research and development	151,000	574,047
Amortization and depreciation	15,850	15,850
Total operating expenses	427,884	1,236,303

Income (loss) from operations	(427,884)	(1,236,303)
Other income (expense)
Interest expense	(31,461)	(6,082)
Derivative expense	-	-
Loss on investment	(71,804)	-
Gain (loss) on marketable securities	14,884	(35,365)
Net income (loss) before before taxes	(516,266)	(1,277,750)
Income tax expense	-	-
Net income (loss)	$(516,266)	$(1,277,750)
Basic and diluted (Loss) per share:
Income (loss) per share	$(0.03)	$(0.08)
Weighted average shares outstanding - basic and diluted	16,161,621	16,014,290

See accompanying notes to these audited financial statements

GLOBAL WARMING SOLUTIONS, INC.

Statement of Stockholders Deficit

	For the Twelve Months Ended December 31, 2023
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Deficit)	Equity (Deficit)
Balance – December 31, 2021	17,604,705	$17,605	$4,785,843	$(3,830,170)	$973,278
Stock issued for compensation	30,000	$30	$155,970	$-	$156,000
Stock Retired	(1,617,655)	$(1,618)	$(483.00)	$-	$(2,101)
Options exercise	8,000	$8	$13,992.00	$-	$14,000
Net loss	-	$-	$-	$(1,277,750)	$(1,277,750)
Balance – December 31, 2022	16,025,050	$16,025	$4,955,322	$(5,107,920)	$(136,573)
Stock issued for cash	300,286	$300	$537,200	$-	$537,500
Net loss	-	$-	$-	$(516,266)	$(516,266)
Balance – December 31, 2023	16,325,336	$16,325	$5,492,522	$(5,624,186)	$(115,339)

See accompanying notes to these audited financial statements

GLOBAL WARMING SOLUTIONS, INC.

Statement of Cash Flows

	For the Twelve Months Ended December 31,
	2023	2022
Operating activities:
Net (loss)	$(516,266)	$(1,277,750)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation and amortization	15,850	15,850
Changes in operating assets and liabilities:
Prepaid expenses	-	12,110
Marketable securities	61,599	35,365
Other receivables	(125,672)	(99,955)
Other current assets	63,670	(109,670)
Accounts payable and accrued expenses	(17,532)	18,126
Accrued wages - related party	-	94,421
Other current liabilities	(67,727)	-
Net cash used in operating activities	$(586,078)	$(1,311,502)

Investing activities:
Acquisition of intangible assets	-	(2,508)
Loss on investment	71,804	-
Deposits	-	5,550
Net cash used in investing activities	$71,804	$3,042

Cash flows from financing activities:
Proceeds from issuance of stock, net	537,500	167,900
Proceeds from short-term debt	5,305	300,000
Net cash provided by financing activities	$542,805	$467,900
Net change in cash	28,532	(840,561)
Cash, beginning of the period	79	840,639
Cash, ending of the period	$28,610	$79

Supplemental disclosure of cash flows information:
Cash paid for interest	$(35,858)	$-
Cash paid for income taxes	$-	$-

See accompanying notes to these audited financial statements

GLOBAL WARMING SOLUTIONS, INC.

Notes to Financial Statements

December 31, 2023

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

The Company was incorporated on March 30, 1999, as Southern Investments, Inc. and has not been in bankruptcy, receivership, or any similar proceeding. The Company has never been classified as a shell company.

On April 15, 2007, Southern Investments, Inc. acquired all the issued and outstanding stock of Global Warming Technologies, Inc., an Oklahoma corporation, in exchange for 55,000,000 shares of Southern Investments, Inc. common stock. Following the acquisition, Southern Investments, Inc. changed its name to Global Warming Solutions, Inc and the Company implemented a 1 for 10 reverse stock split of the Company’s outstanding common stock that took effect on July 6, 2007.

On October 23, 2019, the Company acquired the domain name, “www.cbd.biz” and other intangible assets from related parties Paul Rosenberg and Overwatch Partners, Inc., for $100,000.

On May 8, 2021, the company ceased all operations relating to CBD sales. The website “www.cbd.biz” has since been shut down. All operations pertaining to CBD sales have been divested and discontinued. The domain and all other assets associated with CBD sales was transferred to Green Holistic Solutions, Inc., in exchange for 18 million shares of Green Holistic Solutions, Inc.  Green Holistic Solutions, Inc., is controlled by Paul Rosenberg and Michael Hawkins, both of whom are significant shareholders of the Company.

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

Concentration of Credit Risk and Significant Customers

Financial instruments which potentially subject the Company to a concentration of credit risk consist principally of temporary cash investments and accounts receivable. The Company places its temporary cash investments with financial institutions insured by the FDIC. The Company had no customers for the year ended December 31, 2023.

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

The Company had $0 in excess of federally insured limits on December 31, 2023, and 2022.

Cost of Goods Sold

The Company recognizes the direct cost of purchasing product for sale, including freight-in and packaging, as cost of goods sold in the accompanying statement of operations.

Accounts Receivable

The Company’s accounts receivable are trade accounts receivable.  The Company recognized $0 as an uncollectable reserve for the years ending December 31, 2023, and 2022.

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

Warranties

Warranty reserves include management’s best estimate of the projected costs to repair or to replace any items under warranty, based on actual warranty experience as it becomes available and other known factors that may impact the Company’s evaluation of historical data. Management will review Redfern’s reserves at least quarterly, when they exist, to ensure that its accruals are adequate in meeting expected future warranty obligations, and the Company will adjust its estimates as needed. Initial warranty data can be limited early in the launch of a product and accordingly, the adjustments that are recorded may be material. As a result, the products that can be returned as a warranty replacement are extremely limited. As a result, due to the Company’s warranty policy, the Company did not have any significant warranty expenses to report for the years ended December 31, 2023, and 2022. Based on these actual expenses, the warranty reserve, as estimated by management as of December 31, 2023, and 2022 were at $0. Any adjustments to warranty reserves are to be recorded in cost of sales.

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

Commitments and Contingencies

The Company reports and accounts for its commitments and contingencies in accordance with ASC 440 – Commitments and ASC 450 – Contingencies. We recognize a loss on a contingency when it is probable a loss will incur and that the amount of the loss can be reasonably estimated. As of December 31, 2023, and 2022, the Company recognized a loss on contingencies of $0 and $0, respectively.

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

NOTE 3. GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. No certainty of continuation can be stated. The accompanying financial statements for the years ended December 31, 2023, and 2022 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

NOTE 4. BALANCE SHEET DETAILS

Intangible Assets

As of December 31, 2023, the Company has approximately $8,989 in net intangible assets that consists of domain names, and copyright costs. The company is currently amortizing this amount over a 15-year period, recognizing approximately $62 in amortization per month.

Other Receivable

The Company’s other receivable of $125,672 is related to product development with AQST.

Accounts Payable and Accrued Expenses

The Company’s accounts payable and accrued expenses are primarily accrued interest and salaries.

Legal Settlements

None

Debt

During the year ended December 31, 2023, the Company received short-term loans in the aggregate amount of $5,503. These loans carry a 10% annual interest rate and are due on April 18, 2025. As of December 31, 2023, there was $5,305 in outstanding principal on this loan.

On October 18, 2022, the Company received a short-term loan in the amount of $300,000. This loan carries a 10% annual interest rate and is due on April 18, 2025. As of December 31, 2023, there was $300,000 in outstanding principle on this loan.

NOTE 5. COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingencies for the year ended December 31, 2023, and 2022.

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

In December 2023, the Company issued 67,000 shares of common stock to an investor in exchange for $100,500

As of December 31, 2023, the Company was authorized to issue 1,500,000,000 common shares at a par value of $0.001. As of December 31, 2023, the Company had issued and outstanding, 16,325,336 common shares.

NOTE 8. WARRANTS TO PURCHASE COMMON STOCK

Warrants Issued to Investors

As of December 31, 2023, we have warrants to purchase 91,600 shares of common stock at $1.75 per share. All of these warrants expire between March and July 2026.

NOTE 9.  INCOME TAXES

The Company’s income tax expense for the periods presented in the statements of operations represents minimum franchise taxes. The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes were as follows:

	2023	2022
Statutory federal income tax rate	21.0%	21.0%
State income taxes, net of federal taxes	0.0%	0.0%
Effective income tax rate	0.0%	0.0%

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

At the end of the fiscal year ending December 31, 2023, the Company had net operating loss carry forwards available to offset future taxable income of approximately $3,299,000. These carry forwards will begin to expire in the year ending December 31, 2037. Utilization of the net operating loss carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions.

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

NOTE 10. RELATED PARTIES

The Company occasionally accrues wages for related parties consisting of unpaid wages for the Company CEO. As of December 31, 2023, there was $0 in accrued wages – related party.

In April of 2023, the CEO of the Company acquired 742,000 shares of the Company’s common stock from a related party in a private transaction.

NOTE 11. SUBSEQUENT EVENTS

In January 2024, the Company issued 36,667 shares of common stock in exchange for $55,000.

In January 2024, the Company signed a letter of intent with Coal Creek Energy, LLC. to produce hydrogen and hydrogen infrastructure in Kansas.

In January 2024, the Company appoints academic Ph.D. (Geophysics) Dr. Jason McKenna to its advisory board.

In January 2024, the Company completes its acquisition of AQST-USA, LLC.

In April 2024, the Company received an engine from the US Navy to begin integration of its hydrogen technology.

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

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our management, with the participation of our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2023 (the “Evaluation Date”). Based on such evaluation and subject to the foregoing, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are not effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision of our Chief Executive Officer, being our principal executive officer, and our Chief Financial Officer, being our principal financial officer and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, using the criteria established in Internal Control—2013 Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2023.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by our registered, public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f)under the Exchange Act, that occurred during the fiscal year ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

Part III

Item 10. Directors and Executive Officers.

The following table sets forth information concerning our executive officers and directors and their ages at December 31, 2023:

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

Related parties

The Company occasionally accrues wages for related parties consisting of unpaid wages for the Company CEO. As of December 31, 2023, there was $0 in accrued wages – related party.

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during the years ended December 31, 2023, and 2022 awarded to, earned by or paid to our executive officers.

Summary Compensation Table
Name and Principal Position	Year	Salary - $
Michael Pollastro, President and Director	2022	40,000
	2023	19,000

Note:	The officers and directors of the Company have received no compensation during the past five years. They have received no stock awards, bonuses, or option awards.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table shows beneficial ownership of Global Warming Solutions, Inc.’s common stock, as of December 31, 2023, by:

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

Beneficial Ownership
Name and Address of Beneficial Owner	Common Shares Owned	Total Shares Calculated as Percentage of Ownership
Paramount Trading Company[3]	2,041,740	12.51%
Artem Madatov	1,000,000	6.13%
Paul Rosenberg	2,291,455	14.04%
Epic Industry Corp. [1]	1,916,117	11.74%
Alexander Kornaraki	1,250,000	7.66%
Dimitry Kosynkin	1,250,000	7.66%
Total as a group[2]	9,749,312	59.72%

1.	Epic Industry Corp is controlled by Michael Hawkins.

2.

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock outstanding on December 31, 2023. As of December 31, 2023, there were 16,325,336 shares of our company’s common stock issued and outstanding.

3.	The Company’s management has had no contact with this shareholder and has been unable to obtain who the beneficial owner(s) of Paramount Trading Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Company occasionally accrues wages for related parties consisting of unpaid wages for the Company CEO. As of December 31, 2023, there was $0 in accrued wages – related party.

Item 14. Principal Accounting Fees and Services

The following table represents aggregate fees billed to us for the years ended December 31, 2023 and 2022 by Weinstein International CPA, our principal auditors for such periods.

	2023	2022
Audit Fees	$19,397	$19,584
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$19,397	$19,584

Item 15. Financial Statements and Exhibits.

Audited Consolidated Financial Statements for the Years Ending December 31, 2023 and 2022

3.1	Articles of Incorporation*
3.2	First Amended Articles of Incorporation*
3.3	Second Amended Articles of Incorporation*
3.4	Bylaws*
10.1	Purchase Agreement for www.cbd.biz domain*
10.2	Conversion of Outstanding Debt of Paul Rosenberg*
10.3	Conversion of Outstanding Debt of Overwatch Partners, Inc.*
10.4	Conversion of Outstanding Debt of Epic Industry Corp*
10.5	Bill of Sale of www.cbd.biz*
16.1	Certification of Auditors*
31.1	Certification by Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002
31.2	Certification by Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

____________

* Previously filed

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL WARMING SOLUTIONS, INC. (Registrant)
Dated: June 24, 2024	/s/ Michael Pollastro
Michael Pollastro
President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director (Principal Executive Officer)

