Form 10-Q
period 2024-03-31
Global Warming Solutions, Inc.
filed 2024-08-01
CIK 1430300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of March 31, 2024, the registrant had 16,374,503 shares of common stock issued and outstanding.

GLOBAL WARMING SOLUTIONS, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Global Warming Solutions, Inc.

Consolidated Balance Sheets

ASSETS
	March 31,	December 31,
	2024	2023
Current assets
Cash and cash equivalents	$-	$28,610
Marketable securities	5,805	2,990
Other receivable	251,980	125,672
Deposits	6,250	6,250
Other current assets	32,658	46,001
Total current assets	296,693	209,523
Furniture and equipment, net	11,664	13,637
Leasehold improvements, net	3,616	5,414
Intangible assets, net	8,808	8,989
Investment in Green Holistic	-	-
Total assets	$320,781	$237,563

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Cash overdraft	805	-
Accounts payable and accrued expenses	16,578	1,595
Loan payable	378,121	305,305
Other current liabilities	32,658	46,001
Total current liabilities	428,162	352,901
Total liabilities	428,162	352,901
Stockholders' equity
Common stock, $0.001 par value, voting; 1,500,000,000 shares authorized;	16,374	16,325
16,374,503 and 16,325,336 shares issued, and outstanding,
as of March 31, 2024 and December 31, 2023, respectively.
Additional paid in capital	5,577,473	5,492,522
Accumulated deficit	(5,701,228)	(5,624,186)
Total stockholders' equity	(107,381)	(115,339)
Total liabilities and stockholders' equity	$320,781	$237,563

See accompanying notes to these unaudited financial statements.

Global Warming Solutions, Inc.

Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Revenue
Sales	$-	$-
Cost of sales	-	-
Gross profit	-	-

Operating expenses
Selling, general, and administrative	28,663	102,146
Professional fees	37,943	13,798
Research and development	-	141,000
Amortization and depreciation	3,952	3,908
Total operating expenses	70,557	260,853

Income (loss) from operations	(70,557)	(260,853)
Other income (expense)
Interest expense	(9,300)	(14,498)
Gain (loss) on marketable securities	2,815	17,680
Net income (loss) before before taxes	(77,042)	(257,671)
Income tax expense	-	-
Net income (loss)	$(77,042)	$(257,671)
Basic and diluted (Loss) per share:
Income (loss) per share	$(0.00)	$(0.02)
Weighted average shares outstanding - basic and diluted	16,161,621	16,044,003

See accompanying notes to these unaudited consolidated financial statements.

Global Warming Solutions, Inc.

Consolidated Statement of Stockholders’ Equity

	For the Three Months Ended March 31, 2023
			Additional	Accumulated	Total Stockholders'
	Common Stock		Paid-in	Income	Equity
	Shares	Amount	Capital	(Deficit)	(Deficit)
Balance – December 31, 2022	16,025,050	$16,025	$4,955,322	$(5,107,920)	$(136,573)
Stock issued as compensation	28,286	$28	$98,972	$-	$99,000
Net loss	-	$-	$-	$(257,671)	$(257,671)
Balance – March 31, 2023	16,053,336	$16,053	$5,054,294	$(5,365,591)	$(295,244)

	For the Three Months Ended March 31, 2024
			Additional	Accumulated	Total Stockholders'
	Common Stock		Paid-in	Income	Equity
	Shares	Amount	Capital	(Deficit)	(Deficit)
Balance – December 31, 2023	16,325,336	$16,325	$5,492,522	$(5,624,186)	$(115,339)
Stock issued for cash	49,167	49	84,951	$-	$85,000
Net loss	-	$-	$-	$(77,042)	$(77,042)
Balance – March 31, 2024	16,374,503	$16,374	$5,577,473	$(5,701,228)	$(107,381)

See accompanying notes to these unaudited consolidated financial statements.

Global Warming Solutions, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Operating activities:
Net (loss)	$(77,042)	$(257,671)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,952	3,908
Changes in operating assets and liabilities:
Cash overdraft	805	-
Marketable securities	(2,815)	-
Other receivables	(126,309)	58,804
Other current assets	13,344	25,858
Accounts payable and accrued expenses	14,983	42,289
Accrued wages - related party	-	(29,216)
Other current liabilities	(13,343)	-
Net cash used in operating activities	$(186,425)	$(156,029)

Investing activities:
Acquisition of intangible assets	-	-
Deposits	-	-
Net cash used in investing activities	$-	$-

Cash flows from financing activities:
Proceeds from issuance of stock, net	85,000	99,000
Proceeds from short-term debt	72,816	80,000
Net cash provided by financing activities	$157,816	$179,000
Net change in cash	(28,610)	22,971
Cash, beginning of the period	28,610	79
Cash, ending of the period	$0	$23,050

Supplemental disclosure of cash flows information:
Cash paid for interest	$316	$-
Cash paid for income taxes	$-	$-

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

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on June 24, 2024.

In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of our consolidated financial statements as of December 31, 2023, and for the three months ended March 31, 2024, and 2023. The results of operations for the three months ended March 31, 2024, are not necessarily indicative of the operating results for the full year ending December 31, 2024.

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

As of March 31, 2024, the Company had no customers.

Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States. The Company may occasionally maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The risk is managed by maintaining all deposits in high-quality financial institutions.

The Company had $0 in excess of federally insured limits on March 31, 2024, and December 31, 2023.

Cost of Goods Sold

The Company recognizes the direct cost of purchasing products for sale, including freight-in and packaging, as cost of goods sold in the accompanying statement of operations.

Accounts Receivable

The Company’s accounts receivable are not trade accounts receivable. The Company recognized $0 as an uncollectable reserve for the three months ended March 31, 2024 or for the year ending December 31, 2023.

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

Commitments and Contingencies

The Company reports and accounts for its commitments and contingencies in accordance with ASC 440 – Commitments and ASC 450 – Contingencies. We recognize a loss on a contingency when it is probable a loss will incur and that the amount of the loss can be reasonably estimated. As of March 31, 2024, and December 31, 2023, the Company recognized a loss on contingencies of $0 and $0, respectively.

Recent Accounting Pronouncements

For information on recently issued accounting pronouncements, if any, refer to Note 2. Significant Accounting Policies in our consolidated financial statements are included elsewhere in this Quarterly Report on Form 10-Q.

NOTE 3. Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has a limited history, no certainty of continuation can be stated. The accompanying financial statements for the three months ended March 31, 2024, and 2023 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

NOTE 4. Balance Sheet Details

Intangible Assets

As of March 31, 2024, the Company has approximately $8,808 in net intangible assets that consists of domain names, and copyright costs. The company is currently amortizing this amount over a 15-year period, recognizing approximately $62 in amortization per month.

Other Receivable

The Company’s other receivable of $251,980 is related to product development with AQST.

Accounts Payable and Accrued Expenses

The Company’s accounts payable and accrued expenses are primarily accrued interest and salaries.

Legal Settlements

None

Debt

During the three months ended March 31, 2024, the Company received short-term loans in the aggregate amount of $72,816. These loans carry a 10% annual interest rate and are due on April 18, 2024.

On October 18, 2022, the Company received a short-term loan in the amount of $300,000. This loan carries a 10% annual interest rate and was initially due on April 18, 2023. On April 18, 2023, the Company executed a Loan Extension Agreement whereby the loan will be due April 18, 2025. As of March 31, 2024, there was $378,121 in outstanding principal on this loan.

NOTE 5. Operating Lease Assets

The Company entered into a lease agreement on March 1, 2021, for its office facilities in Temecula, CA through September 2026. Base monthly rental payments, excluding common area maintenance charges, are $4,800. As of March 31, 2024, we have an operating lease asset balance of $58,967 and an operating lease liability balance of $58,967 recorded in accordance with ASC 842, Leases (ASC "842").

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

In December 2023, the Company issued 67,000 shares of common stock to an investor in exchange for $100,500.

In January 2024, the Company issued 36,667 shares of common stock in exchange for $55,000.

In February 2024, the Company issued 12,500 shares of common stock in exchange for $30,000.

NOTE 7. Warrants to Purchase Common Stock

Warrants Issued to Investors

As of March 31, 2024, we have warrants to purchase 91,600 shares of common stock at $1.75 per share. All of these warrants expire in March 2026.

NOTE 8. Commitments and Contingencies

The Company has no commitments or contingencies for the three months ended March 31, 2024, and 2023.

NOTE 9. Subsequent Events

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, in connection with the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements Such forward-looking statements include statements about our expectations, beliefs or intentions regarding our potential product offerings, business, financial condition, results of operations, strategies or prospects. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made and are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” or “will,” and similar expressions or variations. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those risks disclosed under the caption “Risk Factors” included in our 2023 annual report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on June 24, 2024, and in our subsequent filings with the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

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

As of March 31, 2024, the Company’s total assets are $320,781. These assets are comprised primarily of $5,805 in marketable securities, $251,980 in other receivable, $6,250 in deposits, $71,567 in other current assets, $11,664 in furniture and equipment, $3,616 in leasehold improvements, and $8,808 in intangible assets, Our independent registered public accounting firm issued its report in connection with the audit of our financial statements for the periods of January 1, 2022, through December 31, 2023, which included an explanatory paragraph in Note 3 describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Thus far, GWSO management has relied on capital loans and equity investments for the purpose of growing the business. Without continued loans or equity investments, we will not have the necessary capital required to execute our business plan and grow our business. Management has estimated that the costs associated with implementation of its business plan over the next twelve months include, but are not limited to, payroll, consulting, marketing and general administration of $500,000 (which expenses will be satisfied by means other than available cash expenditure, such as, but not limited to, equity or profit-sharing arrangements) and sales.

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

Customers

There were no customers for the three months ended March 31, 2024 or year ended December 31, 2023.

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

Results of Operations

Revenue

The Company had no revenue for the three months ended March 31, 2024, and 2023.

Cost of Goods Sold

The Company had no cost of goods sold for the three months ended March 31, 2024, and 2023.

Gross Profit

The Company had no gross profit for the three months ended March 31, 2024, and 2023.

Operating Expenses

Our operating expenses for the three months ended March 31, 2024, were $70,557 compared to $260,853 for the three months ended March 31, 2023.  Our total operating expenses for the three months ended March 31, 2024, consisted of $28,663 of selling, general and administrative expenses, professional fees of $37,943, and amortization expense of $3,952. Our total operating expenses for the three months ended March 31, 2023, consisted of $102,146 of selling, general and administrative expenses, professional fees of $13,798, research and development of $141,000, and amortization expense of $3,908. Our general and administrative expenses consist of bank charges and other expenses.

Net Operating Income/Loss

Our net operating loss for the three months ended March 31, 2024, was $77,042 as compared to a net operating loss of $257,671 for the three months ended March 31, 2023.

Liquidity and Capital Resources

As of March 31, 2024, we had current assets of $296,693, and current liabilities of $428,162 resulting in a working capital deficit of $131,469.

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

Cash Flows

Operating Activities

We used cash from operating activities totaling $186,425 during the three months ended March 31, 2024, and used cash from operating activities totaling $156,029 during the three months ended March 31, 2023. The increase in cash used in operations was primarily due to a decrease in net loss of $180,629, a decrease in marketable securities of $2,815, an increase in other receivable of $185,113, a decrease in other current assets of $12,514, an increase in accounts payable of $27,306, a decrease in accrued wages – related party of $29,216, and a decrease in other current liabilities of $13,343.

Investing Activities

There were no investing activities during the three months ended March 31, 2024 or 2023.

Financing Activities

Financing activities during the three months ended March 31, 2024, consisted of $85,000 of proceeds from the issuance of stock and $72,816 in proceeds from short-term debt.

Financing activities during the three months ended March 31, 2023, consisted of $99,000 of proceeds from the issuance of stock and $80,000 in proceeds from short-term debt.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that as of March 31, 2024, our disclosure controls and procedures were not effective.

Changes in Internal Control

There were no changes in our internal control over financial reporting during the three months ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Global Warming Solutions, Inc.

Date: August 1, 2024	By:	/s/ Michael Pollastro
Michael Pollastro
Chairman and President
(Principal Executive Officer)

