Form 10-Q
period 2024-06-30
Global Warming Solutions, Inc.
filed 2024-09-18
CIK 1430300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of June 30, 2024, the registrant had 16,381,403 shares of common stock issued and outstanding.

GLOBAL WARMING SOLUTIONS, INC.

Tabe of Contents

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Global Warming Solutions, Inc.

Consolidated Balance Sheets

ASSETS
	June 30,	December 31,
	2024	2023
Current assets
Cash and cash equivalents	$2,946	$28,610
Marketable securities	4,140	2,990
Other receivable	-	125,672
Deposits	6,250	6,250
Other current assets	18,928	46,001
Total current assets	32,264	209,523
Furniture and equipment, net	10,645	13,637
Leasehold improvements, net	1,818	5,414
Intangible assets, net	8,627	8,989
Total assets	$53,354	$237,563

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	32,772	1,595
Loan payable	462,329	305,305
Other current liabilities	18,928	46,001
Total current liabilities	514,029	352,901
Total liabilities	514,029	352,901
Stockholders' equity
Common stock, $0.001 par value, voting; 1,500,000,000 shares authorized; 16,381,403 and 16,325,336 shares issued, and outstanding, as of June 30, 2024 and December 31, 2023, respectively.	16,381	16,325
Additional paid in capital	5,594,716	5,492,522
Accumulated deficit	(6,071,772)	(5,624,186)
Total stockholders' equity	(460,675)	(115,339)
Total liabilities and stockholders' equity	$53,354	$237,563

See accompanying notes to these unaudited consolidated financial statements.

Tabe of Contents

Global Warming Solutions, Inc.

Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Sales	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross profit	-	-	-	-

Operating expenses
Selling, general, and administrative	38,027	90,158	66,689	192,305
Professional fees	31,997	9,110	69,940	22,908
Research and development	-	10,000	-	151,000
Amortization and depreciation	2,998	3,952	6,950	7,860
Total operating expenses	73,022	113,220	143,579	374,072

Income (loss) from operations	(73,022)	(113,220)	(143,579)	(374,072)
Other income (expense)
Interest expense	(10,904)	(2,660)	(20,205)	(17,158)
Bad debt expense	(284,953)	-	(284,953)	-
Gain (loss) on marketable securities	(1,664)	(2,244)	1,151	15,435
Net income (loss) before before taxes	(370,544)	(118,124)	(447,586)	(375,795)
Income tax expense	-	-	-	-
Net income (loss)	$(370,544)	$(118,124)	$(447,586)	$(375,795)
Basic and diluted (Loss) per share:
Income (loss) per share	$(0.01)	$(0.01)	$(0.03)	$(0.02)
Weighted average shares outstanding - basic and diluted	16,378,522	16,025,050	16,373,337	16,025,050

See accompanying notes to these unaudited consolidated financial statements.

Tabe of Contents

Global Warming Solutions, Inc.

Consolidated Statement of Stockholders’ Equity

	For the Six Months Ended June 30, 2023
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Deficit)	Equity (Deficit)
Balance – December 31, 2022	16,025,050	$16,025	$4,955,322	$(5,107,920)	$(136,573)
Stock issued as compensation	28,286	$28	$98,972	$-	$99,000
Net loss	-	$-	$-	$(257,671)	$(257,671)
Balance – March 31, 2023	16,053,336	$16,053	$5,054,294	$(5,365,591)	$(295,244)
Stock issued as compensation	-	$-	$-	$-	$-
Net loss	-	$-	$-	$(118,124)	$(118,124)
Balance – June 30, 2023	16,053,336	$16,053	$5,054,294	$(5,483,715)	$(413,368)

	For the Six Months Ended June 30, 2024
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Deficit)	Equity (Deficit)
Balance – December 31, 2023	16,325,336	$16,325	$5,492,522	$(5,624,186)	$(115,339)
Stock issued for cash	49,167	49	84,951	$-	$85,000
Net loss	-	$-	$-	$(77,042)	$(77,042)
Balance – March 31, 2024	16,374,503	$16,374	$5,577,473	$(5,701,228)	$(107,381)
Stock issued for cash	6,900	7	17,243	$-	$17,250
Net loss	-	$-	$-	$(370,544)	$(370,544)
Balance – June 30, 2024	16,381,403	$16,381	$5,594,716	$(6,071,772)	$(460,675)

See accompanying notes to these unaudited consolidated financial statements.

Tabe of Contents

Global Warming Solutions, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
Operating activities:
Net (loss)	$(447,586)	$(375,795)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Stock based compensation	17,250	-
Depreciation and amortization	6,950	7,860
Changes in operating assets and liabilities:
Cash overdraft	-	3,749
Marketable securities	(1,150)	61,048
Other receivables	125,672	-
Other current assets	27,073	38,103
Accounts payable and accrued expenses	31,178	78,213
Accrued wages - related party	-	32,295
Other current liabilities	(27,073)	(42,162)
Net cash used in operating activities	$(267,687)	$(196,689)

Investing activities:
Net cash used in investing activities	$-	$-

Cash flows from financing activities:
Proceeds from issuance of stock, net	85,000	99,000
Proceeds from short-term debt	157,023	97,610
Net cash provided by financing activities	$242,023	$196,610
Net change in cash	(25,664)	(79)
Cash, beginning of the period	28,610	79
Cash, ending of the period	$2,946	-

Supplemental disclosure of cash flows information:
Cash paid for interest	36,921	$-
Cash paid for income taxes	-	$-

See accompanying notes to these unaudited consolidated financial statements.

Tabe of Contents

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

In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of our consolidated financial statements as of December 31, 2023, and for the three and six months ended June 30, 2024, and 2023. The results of operations for the three and six months ended June 30, 2024, are not necessarily indicative of the operating results for the full year ending December 31, 2024.

Tabe of Contents

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

As of June 30, 2024, the Company had no customers.

Tabe of Contents

Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States. The Company may occasionally maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The risk is managed by maintaining all deposits in high-quality financial institutions.

The Company had $0 in excess of federally insured limits on June 30, 2024, and December 31, 2023.

Cost of Goods Sold

The Company recognizes the direct cost of purchasing products for sale, including freight-in and packaging, as cost of goods sold in the accompanying statement of operations.

Accounts Receivable

The Company’s accounts receivable are not trade accounts receivable. The Company recognized $0 as an uncollectable reserve for the six months ended June 30, 2024 or for the year ending December 31, 2023.

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

Commitments and Contingencies

The Company reports and accounts for its commitments and contingencies in accordance with ASC 440 – Commitments and ASC 450 – Contingencies. We recognize a loss on a contingency when it is probable a loss will incur and that the amount of the loss can be reasonably estimated. As of June 30, 2024, and December 31, 2023, the Company recognized a loss on contingencies of $0 and $0, respectively.

Tabe of Contents

Recent Accounting Pronouncements

For information on recently issued accounting pronouncements, if any, refer to Note 2. Summary of Significant Accounting Policies in our consolidated financial statements are included elsewhere in this Quarterly Report on Form 10-Q.

NOTE 3. Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has a limited history, no certainty of continuation can be stated. The accompanying financial statements for the three and six months ended June 30, 2024, and 2023 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

NOTE 4. Balance Sheet Details

Intangible Assets

As of June 30, 2024, the Company has approximately $8,627 in net intangible assets that consists of domain names, and copyright costs. The company is currently amortizing this amount over a 15-year period, recognizing approximately $62 in amortization per month.

Other Receivable

The Company’s other receivable of $125,672 for the period ended December 31, 2023, is related to product development with AQST.

Accounts Payable and Accrued Expenses

The Company’s accounts payable and accrued expenses are primarily accrued interest and salaries.

Legal Settlements

None

Debt

During the six months ended June 30, 2024, the Company received short-term loans in the aggregate amount of $157,023. These loans carry a 10% annual interest rate and are due on April 18, 2025.

Tabe of Contents

On October 18, 2022, the Company received a short-term loan in the amount of $300,000. This loan carries a 10% annual interest rate and was initially due on April 18, 2023. On April 18, 2023, the Company executed a Loan Extension Agreement whereby the loan will be due April 18, 2025. As of June 30, 2024, there was $462,329 in outstanding principal on this loan.

NOTE 5. Operating Lease Assets

The Company entered into a lease agreement on March 1, 2021, for its office facilities in Temecula, CA through September 2026. Base monthly rental payments, excluding common area maintenance charges, are $4,800. As of June 30, 2024, we have an operating lease asset balance of $18,928 and an operating lease liability balance of $18,928 recorded in accordance with ASC 842, Leases (ASC "842").

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

In May 2024, the Company issued 6,900 shares of common stock related to a consulting agreement valued at $17,250.

NOTE 7. Warrants to Purchase Common Stock

Warrants Issued to Investors

As of June 30, 2024, we have warrants to purchase 91,600 shares of common stock at $1.75 per share. All of these warrants expire in March 2026.

NOTE 8. Commitments and Contingencies

The Company has no commitments or contingencies for the three and six months ended June 30, 2024, and 2023.

NOTE 9. Subsequent Events

None.

Tabe of Contents

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

As of June 30, 2024, the Company’s total assets are $53,354. These assets are comprised primarily of $2,946 in cash, $4,141 in marketable securities, $6,250 in deposits, $18,928 in other current assets, $10,645 in furniture and equipment, $1,818 in leasehold improvements, and $8,628 in intangible assets, Our independent registered public accounting firm issued its report in connection with the audit of our financial statements for the periods of January 1, 2022, through December 31, 2023, which included an explanatory paragraph in Note 3 describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Thus far, GWSO management has relied on capital loans and equity investments for the purpose of growing the business. Without continued loans or equity investments, we will not have the necessary capital required to execute our business plan and grow our business. Management has estimated that the costs associated with implementation of its business plan over the next twelve months include, but are not limited to, payroll, consulting, marketing and general administration of $500,000 (which expenses will be satisfied by means other than available cash expenditure, such as, but not limited to, equity or profit-sharing arrangements) and sales.

Tabe of Contents

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

Tabe of Contents

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

Customers

There were no customers for the three and six months ended June 30, 2024, or year ended December 31, 2023.

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

Tabe of Contents

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

Tabe of Contents

Results of Operations

Revenue

The Company had no revenue for the three and six months ended June 30, 2024, and 2023.

Cost of Goods Sold

The Company had no cost of goods sold for the three and six months ended June 30, 2024, and 2023.

Gross Profit

The Company had no gross profit for the three and six months ended June 30, 2024, and 2023.

Operating Expenses

Our operating expenses for the three months ended June 30, 2024, were $73,022 compared to $113,220 for the three months ended June 30, 2023. Our total operating expenses for the three months ended June 30, 2024, consisted of $38,027 of selling, general and administrative expenses, professional fees of $31,997, and amortization expense of $2,998. Our total operating expenses for the three months ended June 30, 2023, consisted of $90,158 of selling, general and administrative expenses, professional fees of $9,110, research and development of $10,000, and amortization expense of $3,952. Our general and administrative expenses consist of bank charges, and other expenses.

For the six months ended June 30, 2024, operating expenses were $143,579 compared to $374,072 for the six months ended June 30, 2023. Our total operating expenses for the six months ended June 30, 2024, consisted of $66,689 of selling, general and administrative expenses, professional fees of $69,940, and amortization expense of $6,950. Our total operating expenses for the six months ended June 30, 2023, consisted of $192,305 of selling, general and administrative expenses, professional fees of $22,908, research and development of $151,000, and amortization expense of $7,860. Our general and administrative expenses consist of payroll, professional services, bank charges and other expenses.

Net Income/Loss

Our net loss for the three months ended June 30, 2024, was $370,544 as compared to a net loss of $118,124 for the three months ended June 30, 2023. This increase is primarily due to the expense of other receivables.

Our net loss for the six months ended June 30, 2024, was $447,586 as compared to a net loss of $375,795 for the six months ended June 30, 2023. This increase is primarily due to the expense of other receivables.

Liquidity and Capital Resources

As of June 30, 2024, we had current assets of $32,264, and current liabilities of $514,029 resulting in a working capital deficit of $481,765.

We believe as of the date of this report, we will be able to raise enough to fund our current level of operations at least through the end of the next twelve months. However, there can be no assurance that we will not require additional capital. If we require additional capital, we will seek to obtain additional working capital through the sale of our securities and, if available, bank lines of credit. However, there can be no assurance we will be able to obtain access to capital as and when needed and, if so, the terms of any available financing may not be subject to commercially reasonable terms.

Tabe of Contents

Cash Flows

Operating Activities

We used cash from operating activities totaling $267,687 during the six months ended June 30, 2024, and used cash from operating activities totaling $196,689 during the six months ended June 30, 2023. The increase in cash used in operations was primarily due to an increase in net loss of $71,791, a decrease in marketable securities of $62,200, a decrease in other receivable of $125,672, a decrease in other current assets of $11,029, an increase in accounts payable of $47,035, a decrease in accrued wages – related party of $32,295, and a decrease in other current liabilities of $15,089.

Investing Activities

There were no investing activities during the six months ended June 30, 2024, or 2023.

Financing Activities

Financing activities during the six months ended June 30, 2024, consisted of $85,000 of proceeds from the issuance of stock and $157,023 in proceeds from short-term debt.

Financing activities during the six months ended June 30, 2023, consisted of $99,000 of proceeds from the issuance of stock and $97,610 in proceeds from short-term debt.

Critical Accounting Policies and Estimates

Refer to Note 2, “Summary of Significant Accounting Policies,” in the accompanying notes to the consolidated financial statements for a discussion of recent accounting pronouncements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by section 10(f)(1) of Regulation S-K. As such, we are not required to provide the information set forth in this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that as of June 30, 2024, our disclosure controls and procedures were not effective.

Changes in Internal Control

There were no changes in our internal control over financial reporting during the three and six months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Tabe of Contents

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

Tabe of Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Global Warming Solutions, Inc.

Date: September 18, 2024	By:	/s/ Michael Pollastro
Michael Pollastro
Chairman and President
(Principal Executive Officer)

